Form 10QSB
period 1996-09-30
ROOM PLUS INC
filed 1996-12-12
CIK 1009773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number 1-14478

                                 ROOM PLUS, INC.
        (Exact name of small business issuer as specified in its charter)

                  NEW YORK                                11-2622051
          ------------------------------               -------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                Identification No.)

                               91 Michigan Avenue
                               Paterson, NJ 07503
                    (Address of principal executive offices)

                                 (201) 523-4600
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [  ]   No   X

The number of shares outstanding of the Issuer's Common Stock. $.00133 par value, as of December 2, 1996 was 4,385,000.

The number of the Issuer's Common Stock Purchase Warrants outstanding as of December 2, 1996 was 2,530,000.

Transitional small business disclosure format:

                            Yes [  ]   No   X

                                 ROOM PLUS, INC.
                                   FORM 10-QSB


                                      INDEX

Part I            FINANCIAL INFORMATION                                                 PAGE
------            ---------------------                                                 ----

Item 1.           Financial Statements

                  Balance Sheet as of September 30, 1996                                 3

                  Statements of Operations for the three and nine months ended           4
                  September 30, 1996 and 1995.

                  Statement of Changes in Shareholders' Equity (Deficit) for             5
                  the nine months ended September 30, 1996.

                  Statements of Cash Flows for the three and nine months ended           6
                  September 30, 1996 and 1995.

                  Notes to Financial Statements                                          7

Item 2.           Management's Discussions and Analysis of                              15
                  Financial Condition and Results of Operations


Part II           OTHER INFORMATION
-------           -----------------

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibit Index

Exhibit Description                                                                     Page Number
-------------------                                                                     -----------

10.18    Lease dated September 20, 1996, between Heartland Shopping                     P*
         Center LLC and Room Plus, Inc.

10.19    Sublease and Assumption Agreement dated October 11, 1996, between              P*
         Bedding Discount Center, Inc. And Room Plus, Inc.

11       Calculation of Net Income (Loss) Per Common Share                              19


Signatures                                                                              20



P*- Exhibit filed in paper pursuant to a continuing hardship exemption granted by the Commission.

Part I            FINANCIAL INFORMATION
------            ---------------------

Item 1.           Financial Statements

                                 ROOM PLUS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                   ASSETS

                                                            September 30, 1996
                                                            ------------------

CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . . . . . .       $   119,610
   Accounts receivable  . . . . . . . . . . . . . . . . .            98,855
   Inventories  . . . . . . . . . . . . . . . . . . . . .         1,407,654
   Notes receivable, officers   . . . . . . . . . . . . .           167,885
   Prepaid expenses   . . . . . . . . . . . . . . . . . .           362,822
   Deferred income taxes    . . . . . . . . . . . . . . .           102,000
                                                                  ---------
   TOTAL CURRENT ASSETS   . . . . . . . . . . . . . . . .         2,258,826
                                                                  ---------

PROPERTY AND EQUIPMENT, at cost . . . . . . . . . . . . .         2,273,219
   Less: Accumulated depreciation   . . . . . . . . . . .         1,695,613
                                                                  ---------
                                                                    577,606
                                                                  ---------

OTHER ASSETS
   Security deposits  . . . . . . . . . . . . . . . . . .           153,521
   Deferred charges   . . . . . . . . . . . . . . . . . .           153,209
   Deferred income taxes  . . . . . . . . . . . . . . . .            33,300
   Miscellaneous assets   . . . . . . . . . . . . . . . .           296,516
                                                                  ---------
                                                                    636,546
                                                                  ---------
                                                                 $3,472,978
                                                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Current portion of long-term debt . . . . . . . . . . .     $    204,679
   Notes payable, bank . . . . . . . . . . . . . . . . . .          245,000
   Notes payable, other  . . . . . . . . . . . . . . . . .          150,000
   Due to related companies  . . . . . . . . . . . . . . .          301,107
   Accounts payable and accrued expenses . . . . . . . . .        1,612,241
   Payroll and sales taxes payable . . . . . . . . . . . .          131,528
   Customer deposits and other advances  . . . . . . . . .          820,351
                                                                 ----------
   TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . .        3,464,906
                                                                 ----------
LONG-TERM DEBT, less current portion  . . . . . . . . .  .           75,782
                                                                 ----------

COMMITMENTS AND CONTINGENCY                                           -----

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
         Authorized, 10,000,000 shares at $.00133 par value,
            3,220,000 shares  issued and outstanding . . . .          4,283
   Additional paid-in capital  . . . . . . . . . . . . . . .      1,898,228
   Deficit   . . . . . . . . . . . . . . . . . . . . . . . .     (1,970,221)
                                                                 ----------
                                                                    (67,710)
                                                                 -----------
                                                                  $3,472,978
                                                                  ==========

See notes to financial statements

                                 ROOM PLUS, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Nine Months Ended                  Three Months Ended
                                                           September 30                        September 30
                                                     -----------------------------         --------------------
                                                        1995               1996             1995          1996
                                                        ----               ----             ----          ----

REVENUES . . . . . . . . . . . . . . . . . . . .    $ 9,697,380        $10,545,010      $3,371,495       $3,873,928
COST OF GOODS SOLD . . . . . . . . . . . . . . .      5,285,460          4,242,185       1,504,543        1,322,490
                                                    -----------        -----------      ----------       ----------
GROSS PROFITS  . . . . . . . . . . . . . . . . .      4,411,920          6,302,825       1,866,952        2,551,438
                                                    -----------        -----------      ----------       ----------
EXPENSES
   Selling . . . . . . . . . . . . . . . . . . .      3,826,605          4,682,835       1,210,459        1,927,409
   General and administrative  . . . . . . . . .      2,042,592          1,443,072         732,640          465,129
                                                     ----------        -----------      ----------        ---------
                                                      5,869,201          6,125,907       1,943,099        2,392,538
                                                    -----------        -----------      ----------        ---------

EARNINGS (LOSS) FROM OPERATIONS . . . . . . . .    ($1,457,281)        $   176,918      ($  76,147)      $  158,900
                                                    -----------        -----------     -----------       ----------

OTHER INCOME (DEDUCTIONS)
   Interest Expense  . . . . . . . . . . . . . .    (  164,432)         (   45,318)     (  124,172)       (  21,892)
   Miscellaneous Income  . . . . . . . . . . . .           734              26,067               0           19,284
                                                    -----------       ------------     -----------       ----------
                                                    (  163,698)         (   19,251)    (   124,172)       (   2,608)
                                                    -----------       ------------    ------------       ----------

EARNINGS (LOSS) BEFORE INCOME
   TAXES (BENEFITS)   . . . . . . . . . . . . . .   (1,620,979)            157,668     (   200,319)         156,292
INCOME TAXES (BENEFITS) . . . . . . . . . . . . .   (   32,552)             19,572     (     4,291)          19,272
                                                    -----------        -----------    ------------       ----------

NET EARNINGS (LOSS) . . . . . . . . . . . . . . .  ($1,588,427)        $   138,096     ($  196,028)      $  137,020
                                                   ============        ===========    ============       ==========

PRO FORMA NET LOSS DATA
   (UNAUDITED)
   Loss before provision for income tax benefits   (  1,620,979)               ---     (   200,319)             ----
   Pro forma income tax benefits . . . . . . . .   (    333,400)               ---     (    41,250)             ----
                                                  --------------       ------------   ------------       -----------
      Pro forma net loss . . . . . . . . . . . .   (  1,287,579)               ---     ($  159,060)             ----
                                                  ==============       ============   ============       ===========

PRO FORMA NET INCOME (LOSS) PER
   COMMON SHARES OUTSTANDING   . . . . . . . . .  ($       0.40)       $       0.04    ($     0.05)      $     0.04
                                                  ==============       ============   ============       ==========

PRO FORMA COMMON SHARES
   OUTSTANDING . . . . . . . . . . . . . . . . .      3,212,590           3,559,028      3,212,590        3,559,028
                                                  =============        ============   ============       ==========





See notes to financial statements

                                 ROOM PLUS, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                                     Issued and
                                    Authorized       Outstanding                      Additional
                                    Common           Common                           Paid-In        Accumulated
                                    Shares           Shares            Amount         Capital        (Deficit)           Total
                                    ------           ------            ------         -------        ---------           -----


BALANCE - December 31, 1995         10,000,000      2,325,000          $3,092         $1,310,729      $(2,108,317)   $(794,496)

   Issuance of common stock                           300,000             399            240,000                0      240,399

   Issuance of common stock                            20,000              27             16,000                0       16,027

   Issuance of common stock                            75,000             100                  0                0          100

   Issuance of common stock                           500,000             665            331,499                0      332,164

   Net income for the nine months
     ended September 30, 1996                               0               0                  0          138,096      138,096
                                    ----------       ---------         ------         ----------       -----------   ----------

BALANCE - September 30, 1996        10,000,000       3,220,000         $4,283         $1,898,228      $(1,970,221)   $( 67,710)
                                    ==========       =========         ======         ==========      ===========    =========


See notes to financial statements.


                                 ROOM PLUS, INC.

                            STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended           Three Months Ended
                                                            September 30                  September 30
                                                       -------------------------      -------------------
                                                        1995               1996        1995          1996
                                                        ----               ----        ----          ----
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net earning (loss)                                 (1,588,427)         138,096     (196,028)     137,020
Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in) operating
  activities
Depreciation                                             95,029           77,634       17,410       25,097
Reserve for bad debts                                      ----             ----         ----      (77,412)
Deferred income taxes                                (   35,750)          19,200     (  4,350)      18,900
(Increase) decrease in operating assets
    Accounts receivable                              (   39,904)          66,307     ( 17,976)      92,126
    Inventories                                         192,845         (178,093)    (242,559)    (140,726)
    Prepaid expenses                                 (   45,022)        (217,978)    ( 45,696)    ( 32,320)
    Deferred charges                                      -----         ( 37,212)       -----     ( 49,412)
Increase (decrease) in operating liabilities
    Accounts payable, accrued expenses and
    other liabilities                                (   27,279)         270,969     (193,295)     305,266
    Payroll and sales taxes payable                     122,726         ( 20,202)      22,113       48,478
    Cash surrender value, officers' life insurance        -----            5,318        -----        -----
                                                     ----------         --------     ---------     -------

    Net cash provided by (used in) operating
     activities                                      (1,325,782)         124,039     (660,381)     327,017
                                                     -----------        --------     ---------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                      -----         (268,565)       -----     (161,907)
 Net loans (to) from officers                           357,909          (48,940)      19,321     (  3,291)
 Increase in security deposits and other assets      (    3,154)         (46,521)       -----     (  6,886)
                                                     -----------        --------      --------    ----------
    Net cash provided by (used in) investing
     activities                                         354,755         (364,026)      19,321     (172,084)
                                                     -----------       ---------      --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds (repayment of) short-term debt               -----         395,000      (227,490)   (150,000)
 Net proceeds (repayment) of long-term
    debt                                             (    27,413)       (153,448)     ( 40,502)   ( 87,606)
 Net proceeds from issuance of common stock              995,122         332,690       995,122     332,690
 Charges in connection with initial public offering        -----        (153,209)        -----    (153,209)
                                                     ------------      ---------       --------   ---------
     Net cash provided by (used in) financing
      activities                                         967,709         421,033       727,130    ( 58,125)
                                                     ------------      ---------       -------    ---------

NET INCREASE (DECREASE) IN CASH                      (     3,318)        181,046        86,070      96,808

CASH (OVERDRAFT), beginning of  period                    12,515        ( 61,436)     ( 76,873)     22,802
                                                     ------------    -----------      --------    --------

CASH (OVERDRAFT), end of period                      $     9,197        $119,610      $  9,197    $119,610
                                                     ===========     ===========      =========   ========

                                 ROOM PLUS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:  FINANCIAL STATEMENTS

         The balance sheet as of September 30, 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for the periods ended September 30, 1996, and 1995, have been prepared by Room Plus, Inc. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow of the Company for the interim periods presented have been made.

         The results of operations for the nine-month period ended September 30, 1996, are not necessarily indicative of the operating results for the full year.


Note 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         The Company was established in 1982 under the name RPF Holding Corp. In March 1995, Bunk Trunk Manufacturing Company, Inc. ("Bunk Trunk") was merged into the Company. Three months later, the surviving entity, which was named TAM Industries, Inc., changed its name to Room Plus, Inc.

         The Company is located in Paterson, New Jersey and manufactures high quality mica furniture. Substantially all sales are made through its 12 retail showrooms located in New York and New Jersey, under the trade name of Room Plus Furniture.

ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

         Inventories are stated at the lower of cost determined by the first-in, first-out method or market.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization are computed on the straight-line and various accelerated methods over the estimated useful lives of the related assets as follows:

         Automobiles   . . . . . . . . . . . . . . . . . . . . .   3-5  years
         Showroom furniture, fixtures and equipment  . . . . . .   5-7  years
         Factory machinery and equipment . . . . . . . . . . . .   5-10 years
         Leasehold improvements  . . . . . . . . . . . . . . . .  10-39 years

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's assets and liabilities which constitute financial instruments as defined in Statement of Financial Accounting Standards No. 107 approximate their recorded value.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED
     ASSETS TO BE DISPOSED OF

         In March 1995, Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and the Long-Lived Assets to be Disposed of ("SFAS 121"), was issued. This statement, which is required in 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The company has adopted SFAS 121 and there is no material impact on the financial statements.

ADVERTISING

         The Company's expenses the production costs of advertising the first time the advertising takes place.

         Advertising expense was $976,671 and $801,713 for the nine months ended September 30, 1996 and 1995, respectively.

PRO FORMA NET INCOME (LOSS) PER COMMON SHARE

         Pro forma net income (loss) per common share has been computed by dividing pro forma net income (loss) by the weighted number of common shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued within one year of the public offering price are assumed to be outstanding for each year presented for purposes of the per share calculation. Such incremental shares were determined utilizing the treasury stock method as if they were outstanding for all periods presented.

Note 3:   MERGER

         The merger of Bunk Trunk into the Company in March 1995 has been accounted for as a pooling of interest and, accordingly, the Company's financial statements have been restated to include the accounts and operations of Bunk Trunk for all periods prior to the merger.

Note 4: INVENTORIES

         Inventories consist of the following:

                                                                 September 30
                                                                     1996
                                                                 ------------


         Showrooms   . . . . . . . . . . . . . . . . . .         $1,040,516
         Raw Materials   . . . . . . . . . . . . . . . .            357,040
         Work-in process . . . . . . . . . . . . . . . .             10,098
                                                                 ----------
                                                                 $1,407,654
                                                                 ----------

 Note 5:  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                September 30
                                                                    1996
                                                                -----------
         Automobiles . . . . . . . . . . . . . . . . . .         $   20,304
         Showroom office furniture, fixtures and equipment          348,425
         Factory machinery and equipment . . . . . . . .            791,119
         Leasehold improvements    . . . . . . . . . . .          1,113,371
                                                                 ----------
                                                                 $2,273,219
                                                                 ----------

Note 6: LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                   September 30
                                                                       1996
                                                                   ------------
Obligations under capital leases are payable in monthly
installments of $3,206 maturing in 1999 and bear interest
at rates between 10.70% and 19.70%. The obligations are
collateralized by machinery and equipment and guaranteed
by three executive officers (See Note 7) . . . . . . . . . . .     $   95,740

Obligation payable to New York State Department of
Finance, with interest payable in monthly installments
of $9,650 until December, 1996 . . . . . . . . . . . . . . . .         33,101

Various unsecured obligations payable to landlords of
showrooms leased by Room Plus, Inc. and maturing
through November 1997 . .. . . . . . . . . . . . . . . . . . .        138,000

A note due a spouse of an executive officer bearing
interest at 8% due January 15, 1997. . . . . . . . . . . . . .         13,620
                                                                    ---------

                                                                     $280,461
Less: Current portion, including obligations under
capital leases of $26,701 in 1996  . . . . . . . . . . . . . .        204,679
                                                                    ---------

                                                                    $  75,782
                                                                    =========
Annual payments of long-term debt are as follows:

Periods Ending
September 30                                                          Amount
------------                                                          ------

1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $204,679
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      52,838
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,936
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,558
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,450
                                                                    --------

                                                                    $280,461
                                                                    ========

Note 7: OBLIGATIONS UNDER CAPITAL LEASES

         The Company leases certain machinery and equipment under capital leases with a capitalized cost of $170,628 less accumulated depreciation of $106,492.

         The following is a schedule of future minimum payments required under the leases together with their present value as of September 30, 1996.

Periods Ending
September 30                                             Amount
------------                                             ------

1997 . . . . . . . . . . . . . . . . . . . . . . .     $ 44,304
1998 . . . . . . . . . . . . . . . . . . . . . . .       43,244
1999 . . . . . . . . . . . . . . . . . . . . . . .  .    22,183
2000 . . . . . . . . . . . . . . . . . . . . . . .  .     5,832
2001 . . . . . . . . . . . . . . . . . . . . . . .  .     1,450
                                                       --------
                                                       $117,013
Less: Amount representing interest . . . . . . . .       21,273
                                                       --------
                                                       $ 95,740
                                                       ========

Note 8: RELATED PARTY TRANSACTIONS

         In 1995, the Company received $254,465, net of advances from three officers. The balance due from the officers has been reduced to an aggregate of $167,885 at September 30, 1996. The amounts, represented by promissory notes, bear interest at 8% per annum and mature in January 1997.

         In 1995, the Company accrued an obligation of $150,000 to the owner of a commercial property in which the Company had previously leased retail showroom space in settlement of claims in respect of unpaid rent and related items. In connection with such settlement, certain executive officers, who had been members of the partnership that owned such commercial property, transferred their interests in such partnership to the remaining partner in exchange for a release of certain claims against them. In addition, during the nine months ended September 30, 1996, the Company incurred advertising costs of approximately $951,700 payable to a related company.

         Employment contracts between the Company and three executive officers through 1998 each provide for minimum annual salaries of $125,000, adjusted for incentives based on the Company's attainment of specified levels of sales. In addition, the executive officers receive an allowance for certain expenses.

See Notes 6, 10, 12 and 13 for other related party transactions.

Note 9: INCOME AND DEFERRED TAXES

         The Company was an "S" Corporation for Federal and New York state income tax purposes through September 30, 1995. The stockholders accounted for their share of the Company's earnings, losses, deductions and credits on their income tax returns. Accordingly, these statements do not include any provision for Federal and New York state income taxes prior to September 30, 1995. The Company was subject to New Jersey income taxes for the nine months ended September 30, 1995.

         The accompanying statements of operations include pro forma adjustments for income tax expense which would have been recorded prior to September 30, 1995 had the Company been subject to Federal and New York income taxes based on the tax laws in effect during those periods.

         A deferred tax asset results from timing differences in the recognition of depreciation for tax and financial reporting purposes and the recognition of net operating loss carry forwards for financial statement purposes in 1996 of approximately $169,200 and $1,260,460 for Federal and state income taxes, respectively. The carry forwards expire between 1998 and 2010. The Company has provided a valuation reserve of $135,300 in 1996 against the future benefits of the net operating loss carry forwards.

         The Federal and State income tax expense (benefit) is comprised of the following:

                                    September 30               September 30
                                       1996                        1995
                                       ----                        ----

Current income tax expense
         Federal                    $     300                  $  -----
         State                            372                     3,197
                                    ---------                  --------
                                          672                     3,197
                                    ---------                  --------

Deferred income tax (benefit)
         Federal                       14,100                     -----
         State                          4,800                  ( 35,749)
                                    ---------                 ---------
                                       18,900                  ( 35,749)
                                    ---------                 ---------
                                      $19,572                  ($32,552)
                                    =========                 =========

Note 10: COMMITMENTS AND CONTINGENCY

COMMITMENTS

         Leases for retail showrooms in New York and New Jersey expire at various dates through May 2006. The leases require the Company to pay certain operating expenditures including real estate taxes, while certain leases contain provisions for rent escalations.

         The Company leases its manufacturing facility from M & S Realty Company, a related party, under two leases which expire May 31, 1999, at an annual rental of approximately $277,000. The leases require the Company to pay certain operating expenses of the facility, including real estate taxes and insurance. In addition, the leases contain provisions for rent escalations and an optional renewal term of fifteen years.

         Rent expense for retail showrooms and the manufacturing facility totaled $1,214,600 and $1,018,300 for the nine months ended September 30, 1996 and 1995, respectively.

         The Company has automotive and other equipment leases expiring through December 2000, with future minimum lease payments of approximately $175,000. Rent expense for these leases totaled approximately $31,000 and $22,600 for the nine months ended September 30, 1996 and 1995, respectively.

         Approximate future minimum rentals under all operating lease arrangements are due as follows:

                  Periods Ending
                  September 30                 Amount
                  ------------                 ------
                      1997                   $1,449,800
                      1998                    1,307,400
                      1999                    1,016,700
                      2000                      776,800
                      2001                      680,600
                  Thereafter                  2,116,000
                                              ---------
                                             $7,347,300
                                             ==========
LITIGATION

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or the results of operations of the Company.

CONSULTING AGREEMENT

         A director is a party to a consulting agreement with the Company pursuant to which he makes recommendations aimed at reducing the Company's operating costs. Under such consulting agreement, the director is entitled to receive 10% of any cost savings realized by the Company in its manufacturing processes during the period September 1, 1995 to November 1, 1996.
The amount of such cost savings cannot be determined with any certainty.

Note 11: PENSION PLAN

         The Company funds a union sponsored defined contribution pension plan which covers its union employees. Contributions totaled $9,505 and $12,339 for the nine months ended September 30, 1996 and 1995, respectively.

         The Company has a deferred compensation plan under section 401(k) of the Internal Revenue Code. Under the plan, which may be funded at the employer's discretion, all non-union employees may elect to defer a portion of their salary. No contributions were made by the Company in 1996 and 1995.

Note 12: CAPITAL TRANSACTIONS

         In addition to the merger with Bunk Trunk Manufacturing Company, Inc. (See Note 3) the following occurred in June 1995:

         1. The stockholders of the Company approved amendments to its Certificate of Incorporation increasing the number of authorized shares to 10,000,000 with a designated par value of $.001.

         2. The Company approved a 33,333 for 1 stock split whereby 1,999,940 additional shares of common stock were issued an additional paid-in capital was increased by approximately $58,000.

         3. As payment of consulting and advisory services to the Company, three executive officers contributed an aggregate 50,000 shares of common stock to a Director as additional compensation. In connection with the transaction, professional fees related to these services charged to expenses totaled $50,000 with a corresponding credit to additional paid-in capital. In addition, the Company granted an option to this Director of 25,000 common shares at $3 per share.

         In September 1995, the Company, through a private placement, sold 750,000 shares of common stock to unrelated investors at $1.33 per share and received net proceeds of approximately $831,000. The proceeds were utilized for deposits on leased machinery in the factory, development of additional retail showrooms and to provide working capital. In connection with the private placement, the following other events occurred:

         1. Three executive officers of the Company received warrants to purchase 750,000 shares of common stock exercisable at $3 per share at any time up to November 1, 2001.

         2. Warrants were granted to several lenders in connection with prior bridge loan financing to purchase 75,000 shares of common stock at $.00133 per share and were exercised in June 1996. Interest expense of $99,900 relating to the issuance of the warrants was charged to expenses with a corresponding credit to additional paid-in capital.

         3. A warrant was granted to the placement agents to purchase 75,000 shares at $.00133 per share which was exercised at the closing of the private placement. Compensation expense of $99,900 relating to these services was charged to expenses with a corresponding credit to additional paid-in capital.

         4. Warrants to purchase 750,000 additional common shares exercisable at $1.20 per share were issued to the placement agents exercisable any time up to November 1, 2001.

         5. An unrelated individual who provided financial consulting, received warrants to purchase 56,250 shares of common stock at $2.00 per share.

         On July 1, 1996, the Board of Directors and the shareholders approved a 4 for 3 reverse stock split of the Company's common stock with an increase in par value to $.00133.

         All references in the accompanying financial statements to the number of common shares for September 30, 1995 have been restated to reflect the stock splits.

         In addition, the Board approved consulting agreements with two individuals for which an aggregate of 300,000 shares of common stock were issued in June 1996 at $.80 per share.

         In June 1996, the Company received four bridge loans totaling $150,000 from unrelated parties and a Director in the form of promissory notes which will bear interest at 13% and mature in June 1997. In addition, the Company issued 20,000 shares of common stock to the holders of the notes. The effective price of $.80/share for such common stock represent a cost of financing and will be amortized over the term of the promissory notes as interest expense. The proceeds of the bridge loans will be used to finance anticipated costs of a new retail showroom.

LINE OF CREDIT AND BANK LOAN

         In March and June 1996, the Company received proceeds from a $350,000 line of credit and a $50,000 note, from BSB Bank and Trust Company bearing interest at a prime plus 2% per annum and maturing in April 1997 and September 1996, respectively. Substantially all of the Company's assets collateralize the loans, along with personal guarantees by three executive officers of the Company. Both loans will be repaid from the proceeds of the initial public offering.

         Proceeds from the line were used to open a new retail showroom and provide working capital. The additional proceeds received in June 1996 will fund deposits on two new retail showrooms.

PRIVATE PLACEMENT

         In July 1996, the Company completed an additional private placement of 500,000 shares of common stock which raised approximately $400,000 in capital, before expenses. The proceeds were utilized for the payment of fees incurred in connection with the public offering and working capital.

Note 13: SUPPLEMENTAL CASH FLOW INFORMATION

                                              Nine months ended September 30
                                              ------------------------------

                                               1996                   1995
                                               ----                   ----

Cash paid during the year for
Interest                                      $45,318               $60,892
Income taxes                                   19,672                 3,198


                           NON CASH FINANCING ACTIVITY

Three executive officers contributed
  50,000 common shares at $1 per share
  to a director as additional compensation.   $ -----               $50,000
Issuance of 300,000 common shares at
  $.80 per share to two consultants            240,000                -----
Issuance of 20,000 common shares to
  unrelated parties and a Director at $.80
   per share for fees in connection with
   receiving four bridge loans                  16,000                -----
Issuance of 75,000 common shares at
   $1.33 per share to placement agent as
   compensation                                  -----               99,900
Issuance of 75,000 common shares at
    $1.33 per share to several lenders in
    connection with bridge loan financing.       -----               99,900

Note 14:   SUBSEQUENT EVENTS

         On November 1, 1996 the Company sold to the public in an initial public offering 1,000,000 shares of the Company's common stock at a price of $5.00 per share as well as redeemable common stock purchase warrants (the "warrants") at a price of $.10 per warrant. In addition, 165,000 shares of the Company's common stock and 330,000 of the Company's warrants were issued upon the exercise of an over-allotment option granted to the underwriters of the initial public offering. Net proceeds to the Company after underwriting expenses and additional expenses were approximately $4,787,860.

         In October and November 1996, the Company entered into three new lease arrangements for future retail showrooms in Brooklyn and Staten Island, New York, and Langhorne, Pennsylvania.

Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The Company is a New York corporation that was organized in 1982 under the name RPF Holding Corp. ("RPF Holding") and was engaged in the retail sale of mica-laminated furniture. From 1979 to 1982, the founders of the Company had engaged in the same business under other corporate names. In March 1995, Bunk Trunk Manufacturing Company, Inc. ("Bunk Trunk"), which was the principal manufacturer of the furniture sold by RPF Holding, was merged into RPF Holding. The surviving entity in such merger, which was named TAM Industries, Inc., changed its name to Room Plus, Inc. in June 1995. The Company's principal offices are located at 91 Michigan Avenue, Paterson, New Jersey 07503, and its telephone number at that address is (201) 523-4600.

         The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements (and the related notes thereto) included elsewhere in this 10-QSB.

Results of Operations

Nine Months Ended September 30, 1996 and 1995

         Revenues for the nine months ended September 30, 1996, totaled $10,545,010 as compared to $9,697,380 for the nine months ended September 30, 1995, or an increase of 847,630 or 8.7%. This increase is primarily the result of an increase in the average price received by the Company for its products, increased sales in existing retail showrooms and the opening of three new showrooms.

         Cost of goods sold totaled $4,242,185 or 40.2% of revenues for the first nine months of 1996 as compared to $5,285,460 or 54.5% of revenues for the first nine months of 1995. This reduction of $1,043,275 or 19.7% was primarily the result of reductions of labor and material costs and manufacturing overhead. The overall decrease in direct manufacturing costs was the result of changes made to the method of manufacturing recommended and implemented by a newly hired plant operations manager and the Target Team, which consists of senior management of the Company and management consultants.

         As a result of the foregoing, the Company realized an increase in gross profit in 1996 as compared to 1995, with a gross profit of $6,302,825 or 59.8% of revenues in the first nine months of 1996 as compared to $4,411,920 or 45.5% of revenues achieved during the same period in 1995.

         Selling, general and administrative expenses totaled $6,125,907 for the first nine months of 1996, as compared to $5,869,201 for the first nine months of 1995. The increase of $256,706 or 4.4% was primarily the result of expenses associated with the opening of three new showrooms and an increase in advertising expenses.

         Operating income for the period ended September 30, 1996, was $176,918 or 1.7% of revenues as compared to an operating loss of $1,457,281 or 15% of revenues during the period ended September 30, 1995.

         Other income (deductions) for the period ended September 30, 1996, was ($19,251) as compared to ($163,698) for September 30, 1995. The decrease in other expenses of $144,447 is primarily due to decreased interest expense attributable to the New Jersey sales tax amnesty program that forgave all interest and penalties on delinquent taxes.

         Due to the combination of the preceding factors, the Company realized pro forma net earnings of $138,096 or 1.3% of revenues during the nine months ended September 30, 1996, as compared to a pro forma net loss of $1,287,579 or 13.3% of revenues during the nine months ended September 30, 1995.

Three Months Ended September 30, 1996 and 1995

         Revenues for the three months ended September 30, 1996, totaled $3,873,928 as compared to $3,371,495 for the three months ended September 30, 1995, or an increase of $502,433 or 14.9%. This increase is primarily due to the opening of three new retail showrooms.

         Cost of goods sold for the three months ended September 30, 1996, were $1,322,490 or 34.1% of revenues as compared to $1,504,543 or 44.6% of revenues for the same period in 1995. This decrease of $182,053 or 12.1% is primarily due to the changes in the manufacturing process made by the Company. These changes included introduction of defined work cells, reduction of scrap materials and more efficient use of labor resources.

         As a result of the foregoing, the Company realized a gross profit in the three months ended September 30, 1996, of $2,551,438 or 65.9% of revenue as compared to 1995, with a gross profit of $1,866,952 or 55.4% of revenues.

         Selling, general and administrative expenses amounted to $2,392,538 or 61.8% of revenues for the three months ended September 30, 1996 compared to $1,943,099 or 57.6% of revenues for the three months ended September 30, 1995. Such increase is due primarily due to expenses relating to the opening of three new retail showrooms, consulting fees associated with the initial public offering and increased advertising expenses.

         Operating income for the three months ended September 30, 1996, was $158,900 or 4% of revenue as compared to an operating loss of $76,147 or 2.3% or revenue during the three months ended September 30, 1995.

         Other income and (deductions) for the three months ended September 30, 1996 were ($2,608) as compared to ($124,172) in the three months ended September 30, 1995. The primary reasons for the $121,564 net decrease in other expenses were $102,280 of interest expense representing the value of certain warrants issued to several lenders in the 1995 bridge loan and the payment of interest and penalties relating to delinquent states sales taxes in 1995.

         The preceding factors combined to show an increase in pro forma net income totaling $296,080 in the three months ended September 30, 1996, as compared to the three months ended September 30, 1995. There was a pro forma net income of $137,020 or 3.5% of revenues in 1996 as compared to a pro forma net loss of $159,060 or 4.7% of revenues in 1995.

Liquidity and Capital Resources

         The Company had a working capital deficit of $1,206,080 at September 30, 1996, which represented a decrease in the deficit of $40,510 or 3.2% from the working capital deficit of $1,246,590 at December 31, 1995. The decrease in the deficit was mainly due to an increase in inventory levels at September 30, 1996, as compared to December 31, 1995. The Company's cash position increased from a deficit of ($61,436) on December 31, 1995 to $119,610 on September 30, 1996. This was primarily related to borrowings from the Company's line of credit discussed below.

         On November 1, 1996, the Company sold 1,165,000 shares of common stock at a purchase price of $5 per share and 2,530,000 warrants at $.10 per warrant in an initial public offering. The Company received net proceeds of approximately $4,700,000 and will use these proceeds to, among other things, open new retail showrooms, renovate existing showrooms and repay outstanding bank borrowings.

         The Company's operating activities provided or (used) cash of $124,039 and ($1,325,782) for the nine months ended September 30, 1996 and 1995 respectively, and $327,017 for the three months ended September 30, 1996. For the nine months ended September 30, 1996, cash was provided by an increase in accounts payable and net earnings. In the nine months ended September 30, 1995, cash was used to finance decreases in accounts payable relating to obtaining more favorable terms with raw material suppliers and expenses related to the Company's bridge loan and private placement completed in June 1995 and September 1995, respectively. In the three months ending September 30, 1996, cash was provided by increases in accounts payable and accounts receivable which was offset by increased inventory levels due to the opening of new retail showrooms.

         The Company's investing activities provided (used) cash of ($364,026), $354,755 and ($172,084) for the nine months ended September 30, 1996, and 1995 and the three months ended September 30, 1996, respectively. The cash used by the Company's financing activities for the nine months ended September 30, 1996, is primarily the result of leasing and purchases of machinery and equipment as well as leasehold improvements on three new retail showrooms. The principle source of the cash provided for the nine months ended September 1995 was loans from officers in the amount of $357,909. The cash used by investing activity for the three months ended September 30, 1996, was the result of leasing and purchases of machinery and equipment as well as leasehold improvements on three new retail showrooms.

         The Company's financing activities provided (used) cash of $421,033, $967,709 and ($58,125) for the nine months ended September 30, 1996, and 1995 and the three months ended September 30, 1996. The cash provided from financing activities for the nine months ended September 30, 1996, was the result of borrowings from the Company's line of credit and the net proceeds from the sale of common stock. The cash provided by the Company's financing activities in 1995 primarily consisted of the net proceeds from a private placement of Company's common stock. The cash used by investing activities for the three months ended September 30, 1996, was the result of the expenses associated with the initial public offering and a partial repayment of the Company's line of credit.

         In March 1996, the Company obtained a bank line of credit in the amount of $350,000, which bears interest at the rate of prime rate plus 2% annum and must be repaid by April 1997. As of September 30, 1996, the outstanding balance on this line of credit is $245,000. The Company repaid the outstanding balances on such bank borrowings with the proceeds of the initial public offering.

         In June 1995, the Company obtained a bridge loan in the amount of $300,000 from several investors. The loan was non-interest bearing and was fully repaid in September 1995, with the proceeds of the 1995 Private Placement discussed below. In connection with the bridge loan, the Company issued to the investors warrants to purchase an aggregate of 75,000 shares of Common Stock at a purchase price of $0.00133 per share. Such warrants were exercised in June 1996.

         In September 1995, the Company issued 750,000 shares of Common Stock in a private placement at a price of $1.33 per share and received net proceeds of approximately $831,000 (the "1995 Private Placement"). The proceeds from this private placement were utilized for deposits on leased machinery for the Company's manufacturing facility, the development of additional retail showrooms and working capital.

         In connection with the 1995 Private Placement, the Company granted to the placement agent a warrant to purchase 75,000 shares of Common Stock at a purchase price of $.00133, which warrant was exercised in September 1995, and a warrant to purchase 750,000 shares of Common Stock at a purchase price of $1.20 per share.

         In June 1996, a bridge loan in the amount of $150,000 was obtained from four investors. The loan bears interest at the rate of 13% per annum and is due on June 18, 1997. In connection with this bridge loan, the Company issued an aggregate of 20,000 shares of common stock to the investors.

         In July 1996, a private placement of 500,000 shares of Common Stock at a purchase price of $.80 per share was completed by the Company (the "1996 Private Placement"). The Company received net proceeds of approximately $332,500 from the 1996 Private Placement and such proceeds were utilized for expenses relating to the initial public offering, repayment of a portion of the Company's bank borrowings and working capital.

         The Company's plan of operation of the next 12 months includes using a portion of the net proceeds of the initial public offering to open additional retail showrooms and further reducing manufacturing costs. Although the Company believes that this plan will result in the recognition of net earnings by the Company in 1996 and future years, there can be no assurance the Company will be profitable in the future.

         The Company expects that cash flow from operations, together with the net proceeds of the initial public offering will fund its cash requirements for at least the 24 months following the consummation of the initial public offering. However, there can be no assurance that a sufficient level of sales will be attained to fund such operations, to provide for continuing working capital or to pay for any unanticipated costs that may be incurred by the Company in pursuing its objectives. In the event that the initial public offering, together with cash flow from operations will not be sufficient to fund the Company's anticipated cash requirements, the Company may seek to raise funds through bank borrowings and private placements of its securities. It is also the Company's intention to apply for lines of credit that my be utilized to cover any variations in cash availability that may occur on a day-to-day basis. However, there can be no assurance that such borrowings or placements can be completed on terms acceptable to the Company, if at all.

         Historically, demand for the Company's products has been seasonal, with demand increasing in the third and fourth quarters, corresponding to the beginning of the school year and the holiday season. The Company generally realizes 60% of its annual revenues during those quarter.

         The Company's operations have not been materially affected by the impact of inflation.


"Safe Harbor" Statement

         Forward looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and such forward looking statements should not be considered guarantees of future performance. These statements are made under the "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward looking statements include the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company and an inability to arrange additional debt or equity financing.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            ROOM PLUS, INC.



Date: December 12, 1996                     By: /s/ William Halpern
                                                ---------------------------
                                                William Halpern
                                                Chief Financial Officer