Form 10-K
period 1996-12-31
ROOM PLUS INC
filed 1997-03-28
CIK 1009773

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                        Commission file number 1-14478
December 31, 1996



                                 ROOM PLUS, INC.
                 (Name of small business issuer in its charter)

         New York                                           11-2622051
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)



                 91 Michigan Avenue, Paterson, New Jersey 07503
               (Address of principal executive offices) (Zip Code)


                                 (201) 523-4600
                           (Issuer's telephone number,
                              including area code)





Securities registered under Section 12 (b) of the Exchange Act:


         Title of each Class                                  Name of each exchange on which registered


Common Stock, par value $.00133 per share                              NASDAQ SmallCap & Boston Stock Exchange
-----------------------------------------                              ---------------------------------------

Redeemable Common Stock Purchase Warrants                     NASDAQ SmallCap & Boston Stock Exchange


Securities registered under Section 12 (g) of the Exchange Act:

                    Common Stock, par value $.00133 per share
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)

         Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X          No
                                         ---            ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 1996 were $14,427,108.

         The aggregate market value of the voting stock hold by non-affiliates computed by reference to the closing price of the stock on February 28, 1997 was $11,193,750.

         The number of shares of the issuer's Common Stock, par value $.00133 per share, outstanding as of March 20, 1997 was 4,385,000. The actual number of the issuer's Redeemable Common Stock Purchase Warrants outstanding as of March 20, 1997 was 2,530,000.


         Transitional Small Business Disclosure Format (check one):
                  Yes         No    X
                      ---          ---

                                                 TABLE OF CONTENTS


                  ROOM PLUS, INC.                                                       PAGE #


PART I..........................................................................
         Item 1   Description of Business.......................................           1
         Item 2   Description of Property.......................................           6
         Item 3   Legal Proceedings.............................................           7
         Item 4   Submission of Matters to a Vote of Security Holders...........           7


PART II.........................................................................
         Item 5   Market for Common Equity and Related Stockholder Matters......           7
         Item 6   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................           8
         Item 7   Financial Statements..........................................          12
         Item 8   Changes In and Disagreements With Accountants
                  on Accounting and Financial Disclosure........................          27

PART III........................................................................
         Item 9   Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act............          27
         Item 10  Executive Compensation........................................          28
         Item 11  Security Ownership of Certain Beneficial Owners and
                  Management....................................................          29
         Item 12  Certain Relationships and Related Transactions................          31
         Item 13  Exhibits, Lists and Reports on Form 8-K.......................          32


SIGNATURES......................................................................          35


Forward Looking Statements

         This Report on Form 10-KSB may contain statements that are forward-looking in nature and such statements should not be considered as guarantees of future performance because they involve many uncertainties and risks. Actual results may vary materially from projected results based upon a number of factors, including, but not limited to, the Company's ability to successfully open additional retail showrooms, to automate the manufacturing process to increase productivity and reduce costs and to compete with its direct and indirect competitors.

Item 1.  Description of Business

(a)      General

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

         The Company is a fully-integrated manufacturer and retailer of high-pressure, mica-laminated furniture for residential uses, primarily bedroom furniture for children ages three to 16 years old. The Company's products are of a modular design and are intended to be multi-functional, interchangeable and space-saving.

         The Company distributes its products through its own distribution network of 16 retail showrooms located in the greater New York City metropolitan area and Pennsylvania. Management believes that stores located in strip malls and densely populated areas offer the highest visibility of the Company's products and ease of access for the Company's targeted customers. The Company's retail showrooms range from approximately 2,000 to 5,000 square feet and yield average annual sales of $327 per square foot.

         The Company uses standard component pieces to manufacture furniture for children's and adult's bedrooms and home offices. The approximately 300 standard components can be finished in various colors and textures and combined in various configurations to produce a finished product which is personalized to the customer's taste, space and budget. The use of standard components also permits the Company's furniture to be reconfigured as the customer's needs or tastes change. For example, a loft bed can be converted into separate beds, a desk, a dresser and a bookcase, and a baby's changing table can be converted into a child's play table and a dresser.

         Unlike many of its direct competitors, the Company uses high quality raw materials in the manufacture of its products, including high-pressure, mica laminate that is more resistant to impact and engineered wood that has been laminated on both sides to provide greater stability and protection against warping. The quality of materials and manufacturing processes used by the Company enable it to offer a limited lifetime warranty against structural defects.

         Because the company's finished products are manufactured from standard components and personalized to the customer's needs, the Company does not maintain a large inventory of finished products (other than showroom display models). Finished products are manufactured to meet a specified desired delivery date, which is generally fixed at the time of the order and is generally within two to six weeks thereafter.

         The Company's manufacturing operations are conducted in a 78,000 square foot facility located in Paterson, New Jersey. In the past year, the company has implemented numerous changes to its manufacturing facility and processes in order to significantly reduce the direct costs of manufacturing and to produce more contemporary styles of high quality, mica-laminated furniture.

         The Company's existing manufacturing facility currently operates on a single shift and has sufficient capacity to more than double its manufacturing volume without substantially increasing indirect costs of manufacture. The Company is in the process of using a substantial portion of the proceeds from its Initial Public Offering ("IPO") consummated on November 6, 1996 to establish 12 to 14 additional retail showrooms, primarily in the Boston to Washington, D.C. corridor, to increase demand for its products, and to continue to upgrade and automate its manufacturing process and to further reduce direct manufacturing costs.

         The residential furniture industry is cyclical, fluctuating with the general economy. While the Company believes that furniture sales are influenced by a number of macroeconomic factors including existing home sales, housing starts, consumer confidence, interest rates and demographic trends, the Company believes that it is less affected by industry economic trends because of its focus on furniture for children. The Company believes that regardless of economic trends, parents will place a high priority on furnishing their children's rooms with affordable, high-quality furniture.

(b)      Manufacturing Process.

          The Company manufactures its products in a 78,000 square foot plant located in Paterson, New Jersey. The plant currently operates on one shift, five days per week, utilizing a "Just In Time" manufacturing process that allows the Company to reduce expenses associated with the maintenance of inventory. The plant has sufficient capacity to enable the Company to more than double its manufacturing volume without substantially increasing indirect manufacturing costs.

         Many of the current production processes used by the Company in the manufacture of its products are highly labor intensive as is traditional in the furniture manufacturing industry. The Company has utilized and will continue to utilize a portion of the net proceeds of the IPO to lease and/or purchase machine tools to further automate the manufacture of the Company's products in order to decrease the costs associated with such manufacturing. Management believes that additional shifts of workers, together with the continued automation of the manufacturing process, will permit the Company to meet its manufacturing requirements over the foreseeable future without the necessity of expanding its manufacturing facility beyond its current size. The Company is also exploring the possibility of using any excess manufacturing capacity to provide independent retailers with a private label of the Company's products.

         In March 1995, the Company established the Target Team program as a method of engaging the participation of all Company employees in Company-wide improvements. The Target Team solicits individual employee and group ideas as to how to reduce costs and make the Company more profitable. Groups are created to establish and meet aggressive targets in all phases of the manufacturing process, such as the time it takes to build a piece of furniture and the amount of raw materials utilized. The Target Team consists of senior management of the Company and management consultants who review employee suggestions and provide recommendations that have resulted in the significant reduction of manufacturing costs. For example, the Target Team recommended acquisition of several pieces of computer controlled machine tools which would streamline production while significantly reducing manufacturing costs. In addition, in January 1997, the Company established Team Plus, an employee management work group whose mission is to improve quality control through teamwork, pride and unity. One recommendation of Team Plus that was implemented was to change from a conventional open container for waste removal to a highly efficient compactor system. This change is expected to result in an annualized savings of $50,000.

(c)      Raw Materials and Suppliers

         The raw materials used by the Company in manufacturing its products include laminate, lumber, plywood, fiber-board, engineered wood, hardware, adhesives, finishing materials and mirrored glass. Management believes that such raw materials are readily available.

         The Company has no long-term supply contracts for its raw materials and generally purchases its raw materials from a small number of suppliers. Although the Company has strategic reasons such as price, quality and delivery for using a limited number of suppliers, the Company believes that sufficient other sources of raw materials are available should its current supply sources be disrupted. Raw materials prices fluctuate over time depending on factors such as supply and demand and increases in prices may have a short-term negative impact on the Company's financial condition.

(d)      Products

         The Company manufactures and sells multi-functional high quality mica-laminated furniture designed both to make small spaces larger and to be convertible into other uses. The furniture offered by the Company is primarily made of engineered wood covered on the interior with low-pressure mica laminate and on the exterior with high-pressure mica laminate. The Company has recently began producing a thinner, low-pressure laminated furniture line that sells at lower prices, and management believes that there is sufficient demand for this product line. In addition, the Company recently introduced a new contemporary modular furniture design that has rounded (post-formed) edges on tops and drawers. The benefits of rounded edges to the consumer include enhanced visual appeal and elimination of hard edges, which is an important safety consideration, since the Company principally targets the children's furniture market.

         The Company manufactures approximately 300 standard components that can be combined in various configurations to meet a customer's space limitations or storage needs, and such components can be finished in hundreds of colors and textures. In addition, the Company offers numerous options and features to personalize its products for each customer. For example, telephone jacks can be added to bedroom headboards, dividers can be included in drawers and night tables can be manufactured with a tray that slides away when not in use. Such features allow customers to have the look and utility of customized furniture at a lower cost.

         The Company maintains an open stock policy, which enables customers to add additional matching pieces over time to previously purchased furniture products and to change the look of their furniture by replacing door and drawer fronts and other accent pieces. The Company believes that such flexibility enhances the value of the furniture to the customer and encourages repeat business.

         A substantial majority of the Company's sales relate to bedroom furniture for children and young adults. The Company offers a wide range of beds for children with matching desks and dressers, including multi-functional bunk and storage modules. One of the most popular models for children is the loft bed that utilizes space more efficiently than conventional bedroom furniture. It is able to sleep one or two people and has a built-in desk and storage drawers. Since a child's room is often the smallest room in the house, the Company's children's furniture line is designed to save space through modular designs and filling space vertically, leading to the Company's motto "A LOT OF LIVING in a Little Space". See "Advertising and Promotion".

         In addition, a portion of the Company's sales relate to adult bedroom furniture and home office furniture. The Company offers, among other items, night tables, headboards, armoires, bookcases, computer stations and desks. Approximately 5% of the Company's sales are comprised of accessory furnishings such as lamps, bed coverings, bookends, picture frames and other small items that give the Company the ability to complete the design of the room in the showroom.


(e)       Gallery/Specialty Format.

         Two formats widely used by retailers of furniture to market their products are the gallery format and the specialty format. The gallery format displays products in complete room settings, including furnishings, wall decor, accents and accessories and typically feature the products of one manufacturer, such as Ethan Allen, La-Z-Boy, Thomasville and Drexel Heritage. The specialty format specializes in a category of merchandise such as bedding, sofas or lighting and is utilized by retailers such as Pier 1 Imports, Sleepy's and The Bombay Company.

         The Company utilizes a combination gallery/specialty format as its high-pressure, mica-laminated furniture is displayed in settings designed to allow the consumers to envision the look of a complete room in their homes. Each retail showroom features approximately 10-12 settings. This presentation format encourages consumers to purchase an entire room of furniture and accessories from the Company, instead of individual pieces from different manufacturers and results in an average sale per customer of approximately $2,000. The Company believes that distributing its products through dedicated Company owned stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit.

(f)      Advertising and Promotion.

          The Company marketing effort is supported by extensive advertising and promotion featuring the Company's slogan "Just Round the Corner" and "A LOT OF LIVING in a Little Space" motto. Management believes that advertising on broadcast and cable television has made the Company a household name in the area of children's furniture in the New York metropolitan area.

         For fiscal year ended December 31, 1996, the Company's advertising budget was approximately $1,100,000 or 8% of revenues. The Company achieves savings in advertising costs through its use of an affiliated entity to purchase advertising at discounts and its strategy of making long-term advance purchases and purchasing in time blocks in bulk to achieve discounted rates. The Company also advertises to a lesser extent in newspapers and on radio.

         The Company's primary target market is women in the 24 to 50 age bracket, since the Company believes they most strongly influence the buying decision for children's furniture. Much of the Company's advertising is also shown during programming for children because children may influence their parents' decision on what type of furniture to have in their rooms.

         The three principals of the Company established Retail Media Plus, Inc. ("Retail Media Plus") in June 1995. Retail Media Plus places all of the Company's advertising and bills the Company only for the actual cost of such advertising, without any additional expenses or mark-ups. See "Certain Relationships and Related Transactions".

         In May 1996, an agreement was reached with King Features to utilize the Dennis the Menace character as part of the corporate logo. The Company believes that this recognizable character will assist in market recognition as the Company begins its expansion in 1997 outside its traditional market areas.

(g)      Expansion Strategy.

         The Company's expansion strategy is primarily focused on opening additional retail showrooms in the existing markets of New York and New Jersey and in new markets such as Pennsylvania, Washington, DC and Virginia. In February and March 1997, management opened three sites in the metropolitan New York area and two sites in the Pennsylvania market. The Company intends to use approximately 50% of the proceeds from the IPO to open twelve to fourteen new retail showrooms in the next 24 months. To support the growth of new store openings, the Company will be supplementing its management information system in 1997 with point of sale equipment to permit on line order processing, and provide on demand sales and marketing information.

(h)      Customer Satisfaction.

          The Company is committed to providing high-quality customer service in all phases of its business, including offering instant store credit, a decorating service and professional delivery. The Company offers no interest, deferred payment plans to qualified purchasers, which the Company believes gives customers the flexibility to structure their purchases of the Company's furniture according to their budget.

         The Company is generally able to offer delivery and in-home set-up of its products within two to six weeks from the date of the order. Delivery is provided by an independent professional furniture delivery company whose delivery personnel are trained by the Company in the set-up of its products. The Company also offers free in-home decorating service with a minimum purchase of $1,000. A trained salesperson will travel to a customer's home with pictures of the Company's products, floor plans and charts of available colors and finishes, assist the customer in the selection of products and take measurements to ensure that the furniture selected will fit properly in the intended location.

         In addition to its sales personnel, skilled customer satisfaction representatives are available to answer customer questions during business hours. The Company believes that its commitment to customer service has contributed to the number of repeat purchases by the Company's customers.

(i )     Government Regulation.

         The Company's manufacturing operations are subject to a wide range of federal, state and local laws and regulations relating to the protection of the environment, workers' health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act. Certain of the Company's operations uses glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at its manufacturing facility. The Company is also a voluntary participant in the Occupational Safety and Health Administration ("OSHA") Consultation Program in which OSHA periodically inspects the Company's facilities and makes recommendations on how to eliminate unsafe conditions in the manufacturing process before a complaint is filed. The cost to the Company to comply with government regulation of its manufacturing process and the effect of such compliance on the Company's operations are not material.

         The Company's retail operations are not subject to material federal, state and local laws and regulations other than consumer protection laws. Management believes that the Company is in substantial compliance with all laws and regulations affecting its business.

(j)      Competition.

         The home furniture industry is a highly competitive and fragmented market with annual U.S. sales of over $47.7 billion in 1995 and estimated annual U.S. sales of $49 billion in 1996.

         The Company is the largest retailer of mica-laminated home furniture in the New York metropolitan area and Pennsylvania, where its 16 retail showrooms are located. Several small retailers such as Atlantic Furniture and Kids' Room, and large retailers, such as IKEA, also sell mica-laminated furniture similar to that sold by the Company in the same geographic region, but generally through only one or two retail outlets. The Company also competes with many companies, including much larger and diverse furniture companies, such as Huffmann Koos, Levitz, Thomasville and Drexel Heritage, that sell primarily wood furniture that is not mica-laminated. The Company believes that it will face similar competitive conditions (a few small retailers specializing in mica-laminated furniture and many retailers, both large and small, of home furniture that is not mica-laminated) in the market areas in which it plans to open additional retail showrooms.

(k)       Employees.

          In January 1996, all Company employees became employees of Corporate Management Group Recruiting, Inc. ("CMGR") and their services were then leased back to the Company pursuant to an employee leasing agreement (the "Employee Leasing Agreement") between the Company and CMGR. All references to employees herein refer to employees whose services are leased by the Company from CMGR pursuant to the Employee Leasing Agreement.

         Pursuant to the Employee Leasing Agreement, CMGR is responsible for payment of all federal, state and local employment taxes and providing workers' compensation and disability coverage and other mandated employee benefits for the employees. The Company retains the right to make all decisions concerning the hiring and termination of employees. The Employee Leasing Agreement provides that it shall continue in full force and effect unless terminated by (i) either party for cause, as described in such agreement, (ii) the Company on thirty (30) days prior notice, or (iii) CMGR on ninety (90) days prior notice.

         The Company provides intensive two-week, 100-hour training program to all sales personnel. Topics include merchandising, room layout, product knowledge and salesmanship and are taught by a full-time professional trainer. The Company believes that a well-trained sales force helps increase sales, encourages repeat customers and minimizes employee turnover. The Company attempts to select its retail managers from the pool of sales personnel employed by the Company. The average store manager has been with the Company for approximately seven years, and the sales manager has been with the Company for over 13 years.

         As of December 31, 1996, the Company had approximately 161 employees, of whom four were executive officers, 73 were engaged in sales, 66 were engaged in manufacturing and 18 were administrative staff. Approximately 50 of the Company's manufacturing employees are covered by a collective bargaining agreement with a local division of the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO (the "Union"). The Company entered into a three-year collective bargaining agreement with the Union in September 1994. The Company has never experienced a material work stoppage and believes that its relationship with its employees is generally satisfactory.

Item 2.  Description of Property.

         The Company distributes substantially all of its products through a network of Company-owned retail showrooms dedicated solely to the display of the Company's products. All of such showrooms are located in premises leased by the Company. As of the date of this 10-KSB, the Company operates 16 retail showrooms in New York, New Jersey and Pennsylvania, which showrooms are set forth below:

                                                     Month and Year                   Square Feet
         Location                                        Opened                     (Approximately)
         --------                                    --------------                 ---------------

Manhattan (3rd Ave.), NY                             June 1981                       3,500
Manhattan (Lexington Ave.), NY                       November 1995                   2,700
Manhattan (Broadway between
  18th & 19th Sts.), NY                              September 1996                  5,000
Scarsdale, NY                                        January 1982                    3,500
Farmingdale, NY                                      February 1995                   3,700
Carle Place, NY                                      August 1987                     4,400
Forest Hills, NY                                     October 1987                    2,000
Staten Island, NY                                    March 1997                      4,000
Brooklyn, NY                                         December 1996                   2,720
Paramus, NJ (Rt.4)                                   March 1983                      5,000
Paramus, NJ (Rt. 17)                                 February 1988                   5,000
East Hanover, NJ                                     August 1983                     4,000
East Brunswick, NJ                                   August 1985                     3,350
Union, NJ                                            October 1995                    3,900
Cherry Hill, NJ                                      March 1997                      5,000
Langhorne, PA                                        February 1997                   3,200

         The leases for the Company's retail showrooms have terms ranging from five to 13 years, and some leases contain optional renewal provisions for additional five-year periods.

         The Company's retail showrooms are open seven days a week, generally from 10 a.m. to 9 p.m. Monday through Saturday and 12 p.m. to 5 p.m. on Sundays. The two retail showrooms located in Paramus, New Jersey are closed on Sundays.

         From June 1991 to September 1995, the Company closed seven retail showrooms to reduce costs and consolidate selling efforts. The showrooms that were closed were located in Manhasset and Cedarhurst, New York, Totowa, Eatontown, Toms River, and Manalapan, New Jersey and Westport, Connecticut.

         In addition to its retail showrooms, the Company currently leases a 78,000 square foot plan in Paterson, New Jersey, which houses its administrative offices, executive staff, sales and marketing staff and its manufacturing and shipping facilities. The Company leases the facility at a monthly rent of approximately $23,000, subject to annual adjustment as more fully set forth in such leases. The leases expire on May 31, 1999, and the Company has the option to renew the leases for an additional 15 year period on the same terms and conditions as the original leases, including annual adjustments in rent. The owner of the Paterson facility is M&S Realty Company, which is owned by Theodore Shapiro, the Company's Executive Vice President and Director of Manufacturing. See "Certain Relationships and Related Transactions".

Item 3.    Legal Proceedings.

         The Company is not a party to any material pending legal proceedings, nor, to the Company's knowledge is any material legal proceeding threatened.

Item 4.    Submission of Matters to a Vote of Security Holders.

         None during the fourth quarter of the year ended December 31, 1996.

PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.

(a)      Market Information.

          Since the consummation of the Company's IPO on November 6, 1996, the Company's Common Stock and Redeemable Common Stock Purchase Warrants have been traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) SmallCap Market under the Symbols "PLUS" and "PLUSW" respectively, and on the Boston Stock Exchange under the symbols "RPI" and "RPIW", respectively. Set forth below are the range of reported high and low sales price information for the Company's Common Stock and Redeemable Common Stock Purchase Warrants for the fourth quarter of 1996 as reported by NASDAQ. All over-the-counter market price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                                Price Per
                                                     Price Per Share            Redeemable
                                                     of Common                  Common Stock
Year ended December 31, 1996                         Stock                      Purchase Warrant
----------------------------                         ---------------            ----------------

Fourth Quarter                                       High 8 7/8                 High    4
                                                     Low 4 5/8                  Low     1 1/4



(b)    Holders.

         As of February 11, 1997, the Company had approximately 746 beneficial owners of its Common Stock and 6 record holders of its Redeemable Common Stock Purchase Warrants.

(c)       Dividends.

          The Company has not paid any dividends on its Common Stock in the last two fiscal year and does not anticipate paying dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration and payment of dividends in the future will be at the election of the Board of Directors and will depend upon the Company's earnings, current and anticipated capital requirements, results of operations, financial position of the Company, plans for expansion, future prospects, general economic conditions, and restrictions under then existing credit and other debt instruments and arrangements, and other factors deemed pertinent by the Board.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements (and the related notes thereto) included elsewhere in this Form 10-KSB.

Description of Business.

(a)      General.

         The Company is a New York corporation that was organized in 1982 under the name RPF Holding Corp. ("RPF Holding") and was engaged in the retail sale of mica-laminated furniture. From 1979 to 1982, the founders of the Company had engaged in the same business under other corporate names. In March 1995, Bunk Trunk Manufacturing Company, Inc. ("Bunk Trunk"), which was the principal manufacturer of the furniture sold by RPF Holding, was merged into RPF Holding. The surviving entity in such merger, which was named TAM Industries, Inc., changed its name to Room Plus, Inc. in June 1995. The Company is a fully-integrated manufacturer and retailer of high-pressure, mica-laminated furniture for residential uses, primarily bedroom furniture for children ages three to 16 years old. The Company's products are of a modular design and are intended to be multi-functional, interchangeable and space-saving.

          On November 1, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement relating to the issuance of 1,100,000 shares of its Common Stock (including 100,000 shares of Common Stock registered for the account of certain selling securityholders) and 2,200,000 Redeemable Common Stock Purchase Warrants at a price of $5.00 per share and $0.10 per warrant. On November 6, 1996, the underwriter also exercised its over allotment option for an additional 165,000 shares of the Company's Common Stock and 330,000 Redeemable Common Stock Purchase Warrants. Net proceeds to the Company after underwriting commissions, related underwriting expenses, and additional expenses incurred in connection with the offering were approximately $4,600,000.

(b)     Results of Operations -- Ratios.

         The following tables set forth, for the periods indicated, certain items from the Company's Statements of Operations, presented as a percentage of revenues. The operating results for any period are not necessarily indicative of results that can be expected for any future period.

                                                                       Years ended
                                                                       December 31

                                                              1996                      1995
                                                              ----                      ----

Revenues                                                      100%                      100%
Cost of goods sold                                            40.3%                     52.3%
Gross profit                                                  59.7%                     47.7%
Selling, general & administrative
    expenses                                                  59.6%                     60.3%
Earnings (loss) from operations                                  0%                    (12.7%)
Other income (deductions)                                        0%                     (1.2%)
Net earnings (loss)                                              0%                      (13%)

Fiscal 1996 Compared with Fiscal 1995.

Revenues.

         Revenues for the fiscal year ended December 31, 1996 were $14,427,108, as compared to $13,149,018 for the fiscal year ended December 31, 1995, or an increase of $1,278,090 or 9.7%. This increase is primarily the result of four new showroom openings during October/November 1995 and 1996, which increased revenues by approximately $1,391,382, increased revenues of $399,687 for existing showroom sales, and was partially offset by the closing of one showroom in 1996. Management believes that due to the short period of time they were open, revenues realized in fiscal year 1996 by such showrooms are not indicative of future results. Management believes that the four new showrooms will realize aggregate revenues of approximately $2.5 million in 1997. In addition to these showrooms, the Company has opened three additional showrooms in the first quarter of 1997, and will open a fourth showroom in April 1997. Management believes that these additional showrooms will realize aggregate revenues of approximately $1.6 million in 1997.

Cost of Sales.

         Cost of sales for the fiscal year ended December 31, 1996 were $5,811,602 or 40.3% of revenues as compared to $6,881,282 or 52.3% of revenues for the same period in 1995. This decrease is due to changes in the manufacturing processes and sale of inventory recommended by the Target Team, including a reduction of direct labor, and manufacturing overhead of $264,197 and $120,422, respectively, as compared to the same period for 1995. In addition, inventory was reduced from $1,739,995 in January 1995 to $1,229,561 in December 1995. The inventory was sold at our Paramus, New Jersey Showroom, which was used as a Clearance Center for several months in 1995. At December 31, 1996 inventory increased by $220,846 to $1,450,407, primarily due to the addition of four showrooms in late 1995 and 1996.

         As a result of the foregoing, the Company realized an increase in gross profit in 1996 as compared to 1995, with a gross profit of $8,615,506 or 59.7% of revenues in the fiscal year ended December 31, 1996, as compared to $6,267,736 or 47.7% of revenues achieved during the same period in 1995.

Selling, General and Administrative Expenses.

         Selling, general and administrative expenses amounted to $8,605,096 or 59.6% of revenues in fiscal year 1996 as compared to $7,932,515 or 60.3% of revenues in fiscal year 1995. The increase of $672,581 is primarily due to expenses associated with the opening of four new showrooms in late 1995 and 1996. Such expenses included payroll, rent and related showroom overhead expenses of $588,231 and an increase in advertising of $300,000 over the 1995 levels.

These additional expenses were partially offset by a reduction in employee benefits and related Workers' Compensation insurance premiums achieved when the Company entered into an employee leasing agreement with CMGR, Inc., in January of 1996.

Operating Income.

         Operating income for the fiscal year ended December 31, 1996 was $10,410 as compared to an operating loss of $1,664,779 or 12.7% of revenues during the fiscal year ended December 31, 1995. Although there can be no assurance as to the Company's future profitability, Management believes that 1996 represented a positive turning point in the Company's operations and believes that fiscal year 1997 will show further improvement. The Company plans to open showrooms in new geographic areas, including Alexandria, Virginia, and Rockford, Maryland and while the expenses associated with opening the new showrooms may adversely affect operating income in the near term, Management believes this expansion strategy will enhance operating income as the showrooms gain recognition in new markets. See "Liquidity and Capital Resources."

Other Income and Expenses.

         Other income and expenses for the fiscal year ended December 31, 1996 was ($32,672) as compared to ($159,572) in fiscal year ended December 31, 1995. The primary reasons, for the $126,900 net decrease in other expenses were a reduction in interest expenses and proceeds from an insurance claim for water damage.

         In September 1995, the Company's S corporation status was changed to a C corporation under the applicable sections of the Internal Revenue Code of 1986, as amended, as a result of the private placement of 750,000 shares of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." This change caused a revised tax treatment so that federal income taxes thereafter became the direct responsibility or benefit of the Company and not of the stockholders. This change gave rise to pro forma tax benefit of $426,388 in the fiscal year ended December 31, 1995, as a result of the operating loss incurred by the Company during that period.

Income Before Income Taxes.

         The preceding factors combined to show an increase in net income totaling $1,802,089 in the fiscal year ended December 31, 1996 as compared to the fiscal year ended December 31, 1995. There was a net loss of $22,262 in 1996 as compared to a net loss of $1,824,351 or 13.9% of revenues in 1995.

Liquidity and Capital Resources.

         The Company had a working capital surplus of $2,774,488 at December 31, 1996 which represented an increase in working capital of $4,021,078 or 323% from the working capital deficit of $1,246,590 at December 31, 1995. The decrease in the deficit was mainly due to the IPO which supplied approximately $4,200,000 of working capital. The IPO also increased the Company's cash and cash equivalents position from ($61,436) on December 31, 1995 to $3,178,088 on December 31, 1996.

         The Company's operating activities used cash of $989,274 and $1,385,761 for the fiscal years ended December 31, 1996 and 1995, respectively. The principal use of the cash in 1996 was to finance operating expenses and inventory associated with the opening of four new retail showrooms in late 1995 and 1996 and a $480,631 reduction in accounts payable, which represented payments of accrued liabilities to various landlords and vendors. Payment of outstanding accounts payable also permitted the Company to negotiate lower prices for several raw materials. In fiscal year 1995, cash was primarily used to finance an approximate 15% decrease in accounts payable, to finance expenses associated with the June 1995 bridge loan and 1995 private placement and to finance an increase in cost of goods sold relating to the manufacture of a new line of rounded-edge furniture.

         The Company's investing activities provided (used) cash of ($975,506) and $195,094 for the fiscal years ended December 31, 1996 and 1995 respectively. The principal use of cash in 1996 was the purchase of property and inventory for the four new showrooms and the purchase of equipment to improve manufacturing efficiency. The principal sources of the cash provided in 1995 were loans from officers in the amount of $254,465.

         The Company's financing activities provided cash of $5,204,304 and $1,116,716 for the fiscal years ended December 31, 1996 and 1995 respectively. The cash provided by the Company's financing activities for the fiscal year 1996 primarily resulted from the proceeds of the sale of common stock of $6,478,000 which was partially offset by $1,716,583 of charges connected with the IPO. The cash provided by the Company's financing activities for the fiscal year ended 1995 was the result of the 1995 Private Placement as defined below.

         In June 1995, the Company obtained a bridge loan in the amount of $300,000 from several investors. The loan was non-interest bearing and was fully repaid in September 1995 with the proceeds of the 1995 Private Placement discussed below. In connection with the bridge loan, the Company issued to the investors warrants to purchase an aggregate of 75,000 shares of Common Stock at a purchase price of $0.00133 per share. Such warrants were exercised in June 1996.

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

         In connection with the 1995 Private Placement, the Company granted to the placement agent a warrant to purchase 75,000 shares of Common Stock at a purchase price of $.00133, which warrant was exercised in September, 1995, and the warrants to purchase 750,000 shares of Common Stock at a purchase price of $1.20 per share.

         In March 1996, the Company obtained a bank line of credit in the amount of $350,000, which bears interest at the rate of prime rate plus 2% per annum. In June 1996, the Company also obtained a bank loan in the amount of $50,000, which bore interest at prime rate plus 2% per annum. The Company repaid all outstanding balances on the bank loan and the line of credit with a portion of the net proceeds from the IPO.

         In June 1996, a bridge loan in the amount of $150,000 was obtained from four investors. The loan bore interest at the rate of 13% per annum and is due on June 18, 1997. In connection with this bridge loan, the Company issued an aggregate of 20,000 shares of Common Stock to the investors.

         In July 1996, a private placement of 500,000 shares of Common Stock at a purchase price of $.80 per share was completed by the Company (the "1996 Private Placement"). The Company received net proceeds of $332,500 from the 1996 Private Placement and such proceeds were utilized for expenses relating to the IPO, repayment of a portion of the Company's bank borrowings and working capital.

Item 7.  Financial Statements

         The following financial statements are furnished as part of this Annual Report on Form 10-KSB:



Index to Financial Statements                                             Page #
-----------------------------                                             ------

         Independent Auditors' Report                                     F-2

         Balance Sheet as of December 31, 1996                            F-3

         Statements of Operations for the Years Ended
            December 31, 1996 and 1995                                    F-4

         Statements of Stockholders' Equity (Deficit) for the
            Years Ended December 31, 1996 and 1995                        F-5

         Statements of Cash Flows for the Years Ended
            December 31, 1996 and 1995                                    F-6

         Notes to Financial Statements                                    F-7

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
   and Shareholders of Room Plus, Inc.
Paterson, New Jersey

We have audited the accompanying balance sheet of Room Plus, Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1995, were audited by Ehrenkrantz and Company, who merged with Ehrenkrantz Sterling & Co., L.L.C., as of January 1, 1997, and whose report dated March 12, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Room Plus, Inc. as of December 31, 1996, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





/s/ EHRENKRANTZ STERLING & CO., L.L.C.
EHRENKRANTZ STERLING & CO., L.L.C.



Roseland, New Jersey
March 19, 1997

                                                  ROOM PLUS, INC.
                                                   BALANCE SHEET

                                                 December 31, 1996
                                                 -----------------

                                    ASSETS
CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,178,088
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,888
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,450,407
   Notes receivable, officers  . . . . . . . . . . . . . . . . . . . . . . . . .      48,600
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      375,538
   Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .      67,329
                                                                                ------------
   TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,158,850
                                                                                ------------

PROPERTY AND EQUIPMENT, at cost  . . . . . . . . . . . . . . . . . . . . . . . .   2,820,083
   Less: Accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . .    1,752,099
                                                                                ------------
                                                                                   1,067,984
                                                                                ------------

OTHER ASSETS
   Security deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     159,549
   Deferred charges   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      237,476
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .      106,048
   Notes receivable, officers . . . . . . . . . . . . . . . . . . . . . . . . .      177,092
   Miscellaneous assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,304
                                                                                ------------
                                                                                     683,469
                                                                                ------------
                                                                                 $ 6,910,303
                                                                                ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . $   190,869
   Notes payable, bridge loans. . . . . . . . . . . . . . . . . . . . . . . . .       75,000
   Due to related companies  . . . . . . . . . . . . . . . . . . . . . . . . . .     135,514
   Accounts payable. . . . . . . . . . . . . . . . . . .  . . . . . . . . . . .    1,220,726
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      164,077
   Payroll and sales taxes payable   . . . . . . . . . . . . . . . . . . . . . .     122,772
   Customer deposits and other advances   . . . . . . . . . . . . . . . . . . .      475,404
                                                                                ------------
   TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . .    2,384,362
                                                                                ------------

LONG -TERM DEBT, less current portion  . . . . . . . . . . . . . . . . . . . . .     118,866
                                                                                ------------

COMMITMENTS AND CONTINGENCY                                                               --

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
      Authorized, 10,000,000 shares at $.00133 par value, 4,385,000
      shares issued and outstanding . . . . . . . . . . . . . . . . . . . . . .        5,832
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .   6,512,645
   Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,111,402)
                                                                                ------------
                                                                                   4,407,075
                                                                                ------------
                                                                                $  6,910,303
                                                                                ============

See notes to financial statements.

                                                  ROOM PLUS, INC.
                                             STATEMENTS OF OPERATIONS

                                                                                                   Years Ended December 31
                                                                                                1996                       1995
                                                                                            ------------               ------------

REVENUES .....................................................................              $ 14,427,108               $ 13,149,018

COST OF GOODS SOLD ...........................................................                 5,811,602                  6,881,282
                                                                                            ------------               ------------

GROSS PROFIT .................................................................                 8,615,506                  6,267,736
                                                                                            ------------               ------------

EXPENSES
   Selling ...................................................................                 7,062,219                  5,713,534
   General and administrative ................................................                 1,542,877                  2,218,981
                                                                                            ------------               ------------
                                                                                               8,605,096                  7,932,515
                                                                                            ------------               ------------

EARNINGS (LOSS) FROM OPERATIONS ..............................................                    10,410                 (1,664,779)
                                                                                            ------------               ------------

OTHER INCOME (DEDUCTIONS)
   Interest Expense ..........................................................                   (65,135)                  (182,605)
   Miscellaneous Income ......................................................                    32,463                     23,033
                                                                                            ------------               ------------
                                                                                                 (32,672)                  (159,572)
                                                                                            ------------               ------------

LOSS BEFORE INCOME
   TAXES (BENEFITS) ..........................................................                   (22,262)                (1,824,351)
INCOME TAXES (BENEFITS) ......................................................                   (19,177)                  (118,103)
                                                                                            ------------               ------------

NET LOSS .....................................................................              $     (3,085)              $ (1,706,248)
                                                                                            ============               ============

PRO FORMA NET LOSS DATA
   (UNAUDITED)
   Loss before provision for income tax benefits .............................              $       --                 $ (1,824,351)
   Pro forma income tax (benefits) ...........................................                      --                     (426,388)
                                                                                            ------------               ------------

     Pro forma net loss ......................................................              $       --                 $ (1,397,963)
                                                                                            ============               ============

PRO FORMA NET LOSS PER
   COMMON SHARES OUTSTANDING .................................................              $       --                 $      (0.42)
                                                                                            ============               ============

PRO FORMA COMMON SHARES ......................................................                 3,896,875                  3,363,850
                                                                                            ============               ============
   OUTSTANDING




See notes to financial statements.

                                 ROOM PLUS, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                        Issued and                    Issued and
                                       Authorized       Outstanding                  Outstanding                       Additional
                                         Common           Common                        Common                           Paid-in
                                         Shares           Shares         Amount        Warrants         Amount           Capital
                                      -------------   ---------------  -----------  --------------   -------------   ---------------

BALANCE - December 31, 1994              10,000,000         1,500,000  $     1,992              --   $          --   $       230,082

     Stock Split                                                                                --              --            58,000

     Issuance of common stock                                 750,000        1,000              --              --         1,022,647

     Issuance of common stock                                  75,000          100              --              --                --

     Net Loss                                                      --           --              --              --                --
                                      -------------   ---------------  -----------  --------------   -------------   ---------------
BALANCE - December 31, 1995              10,000,000         2,325,000        3,092              --              --         1,310,729

     Issuance of common stock                                 300,000          399              --              --           240,000

     Issuance of common stock                                  20,000           27              --              --            16,000

     Issuance of common stock                                  75,000          100              --              --                --

     Issuance of common stock                                 500,000          665              --              --           331,499

     Initial Public Offering                                1,165,000        1,549       2,530,000         253,000         4,361,417

     Net Loss                                                      --           --              --              --                --
                                      -------------   ---------------  -----------  --------------   -------------   ---------------

BALANCE - December 31, 1996              10,000,000         4,385,000  $     5,832       2,530,000   $     253,000   $     6,259,645
                                      =============   ===============  ===========  ==============   =============   ===============

See notes to financial statements.                      F-5
[RESTUBBED TABLE]

                                         Deficit           Total
BALANCE - December 31, 1994          ----------------  -------------

     Stock Split                     $      (402,069)  $   (169,995)

     Issuance of common stock                      --         58,000

     Issuance of common stock                      --      1,023,647

     Net Loss                                      --            100

BALANCE - December 31, 1995               (1,706,248)    (1,706,248)
                                     ----------------  -------------
     Issuance of common stock             (2,108,317)      (794,496)

     Issuance of common stock                      --        240,399

     Issuance of common stock                      --         16,027

     Issuance of common stock                      --            100

     Initial Public Offering                       --        332,164

     Net Loss                                      --      4,615,966

BALANCE - December 31, 1996                   (3,085)        (3,085)
                                     ----------------  -------------

                                     $    (2,111,402)  $   4,407,075
                                     ================  =============

                                 ROOM PLUS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                           Years Ended December 31
                                                                          1996                 1995
                                                                       -------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................................ $    (3,085)         $(1,706,248)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation ........................................................      134,901             136,849
Loss on sale of equipment ...........................................           --               1,335
Reserve for bad debts ...............................................      (77,412)             77,412
Deferred income taxes ...............................................      (18,877)           (121,300)
(Increase) decrease in operating assets
    Accounts receivable .............................................      203,687            (191,438)
    Inventories .....................................................     (220,846)             510,394
    Prepaid expenses ................................................     (230,694)             (17,331)
    Deferred charges ................................................      (237,476)                --
Increase (decrease) in operating liabilities
    Accounts payable, accrued expenses and
    other liabilities ...............................................      (480,631)          (153,984)
    Payroll and sales taxes payable .................................      (64,159)             78,074
    Cash surrender value, officers' life insurance ..................        5,318                 476
                                                                         -----------         -----------

    Net cash used in operating
     activities .....................................................    (989,274)          (1,385,761)
                                                                         -----------          -----------

CASH  FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment ................................    (816,210)             (59,124)
 Net loans (to) from officers .......................................    (106,747)             254,465
 Increase in security deposits and other assets .....................    (52,549)                 (247)
                                                                         -----------          -----------

   Net cash provided by (used in) investing  activities .............    (975,506)             195,094
                                                                         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds of short-term debt ....................................      75,000                   --
 Proceeds (repayment) of long-term debt .............................     (75,352)              34,969
 Proceeds from issuance of common stock .............................   6,478,000            1,081,747
 Charges in connection with initial public offering .................  (1,273,344)                  --
                                                                        -----------          -----------
   Net cash provided by financing activities ........................   5,204,304            1,116,716
                                                                        -----------          -----------

NET INCREASE (DECREASE) IN CASH .....................................   3,239,524              (73,951)

CASH (OVERDRAFT),
    beginning of year ...............................................    (61,436)               12,515
                                                                        -----------          -----------
CASH (OVERDRAFT),
    end of year ..................................................... $ 3,178,088          $   (61,436)
                                                                       ===========          ===========

See notes to financial statements.

                                 ROOM PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

         The Company was established in 1982 under the name RPF Holding Corp. In March 1995, Bunk Trunk Manufacturing Company, Inc. ("Bunk Trunk") was merged into the Company. Three months later, the surviving entity, which was named TAM Industries, Inc., changed its name to Room Plus, Inc.

         The Company is located in Paterson, New Jersey, and manufactures high quality mica furniture. Substantially all sales are made through its 13 retail showrooms located in New York and New Jersey, under the trade name of Room Plus Furniture.

ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

         Inventories are stated at the lower of cost determined by the first-in, first-out method or market.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization are computed on the straight-line and various accelerated methods over the estimated useful lives of the related assets, which ranges between five and thirteen years.

GUARANTY AND WARRANTY POLICIES

         The Company maintains a limited lifetime defective product warranty for products that are manufactured by the Company to ultimate retail customers. Product warranty expense is not significant in relation to the product sale and is expensed when incurred. The effect of this accounting treatment is not material to the financial position or the results of operations for any period presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's assets and liabilities which constitute financial instruments as defined in Statement of Financial Accounting Standards No. 107 approximate their recorded value.

                                 ROOM PLUS, INC.

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED
   ASSETS TO BE DISPOSED OF

         In March 1995, Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and the Long-Lived Assets to be Disposed of" (SFAS 121), was issued. This statement, which was adopted in 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company believes that the adoption of SFAS 121 has not had a material impact on the financial statements.

ADVERTISING

The Company expenses the production costs of advertising the first time the advertising takes place.

Advertising expense was $1,295,839 and $996,602 in 1996 and 1995, respectively.

PRO FORMA NET LOSS PER COMMON SHARE

         Pro forma net loss per common share has been computed by dividing pro forma net loss by the pro forma number of common shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued within one year of the public offering at less than the public offering price are assumed to be outstanding for each year presented for purposes of the per share calculation. Such incremental shares were determined utilizing the treasury stock method as if they were outstanding for all periods presented.

Note 2:  INVENTORIES

         Inventories consist of the following as of December 31, 1996:

                  Showrooms                                     $1,151,107
                  Raw materials                                    290,498
                  Work-in-process                                    8,802
                                                             -------------
                                                                $1,450,407
                                                             =============
Note 3:  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of December 31, 1996:

            Automobiles.......................................$     20,304
            Office furniture, fixtures and equipment..........     426,149
            Factory machinery and equipment...................   1,009,612
            Leasehold improvements............................   1,364,018
                                                                ----------
                                                                $2,820,083
                                                                ==========

                                 ROOM PLUS, INC.

Note 4:  LINE OF CREDIT AND BANK LOAN

         The Company has a line of credit of $350,000 from BSB Bank and Trust Company bearing interest at prime plus 2% per annum and expiring in April 1997. Substantially all of the Company's assets collateralize the loan, along with personal guarantees by three executive officers of the Company. There was no outstanding balance at December 31, 1996.


Note 5:  LONG-TERM DEBT

         Long-term debt consists of the following:


         Five obligations under capital leases are payable in monthly installments of $3,691 maturing in 2000 and bear interest at rates between 4.5% and 23.18%. The obligations are collaterized by machinery and equipment and guaranteed by certain executive officers
            (see Note 6) .............................................................  $   86,558
         Unsecured obligation payable to a landlord which matures
            in November, 1997.........................................................      91,667
         Non-interest bearing note due a spouse of an executive
            officer due in August, 1997...............................................       9,909
         Note due a finance company relating to Directors and
            Officers insurance requires monthly payments of $5,289
            including interest at 7.85% and matures in January 1999...................     121,601
                                                                                          --------
                                                                                           309,735
         Less: Current portion, including obligations under capital
            leases of $33,391 in 1996.................................................     190,869
                                                                                         ---------
                                                                                          $118,866
                                                                                          ========
         Annual payments of long-term debt are as follows:


                         Years ending
                          December 31                                                      Amount
                          -----------                                                      ------

                           1997                                                           $190,869
                           1998                                                             95,577
                           1999                                                             18,129
                           2000                                                              5,160
                                                                                        ----------
                                                                                          $309,735
                                                                                        ==========

Note 6:  OBLIGATIONS UNDER CAPITAL LEASES

         The Company leases certain machinery and equipment under capital leases with a capitalized cost of $160,776 less accumulated depreciation of $103,636.

                                 ROOM PLUS, INC.

Note 6: OBLIGATIONS UNDER CAPITAL LEASES -- (Continued)

         The following is a schedule of future minimum payments required under the leases together with their present value as of December 31, 1996:

        Years Ending
        December 31                                             Amount
        -----------                                             ------

     1997 ..............................................      $  44,304
     1998 ..............................................         41,154
     1999 ..............................................         14,840
     2000 ..............................................          5,832
                                                            -----------
                                                                106,130
Less: Amount representing interest......................         19,572
                                                             ----------
                                                              $  86,558
                                                             ==========
Note 7: RELATED PARTY TRANSACTIONS

         The aggregate balance due from certain executive officers was $225,692 at December 31, 1996, which is represented by promissory notes bearing interest at 8% per annum, and maturing in January 1998.

         During 1995, the Company agreed to pay $150,000 to the owner of a commercial property in which the Company had previously leased retail showroom space in settlement of claims in respect of unpaid rent and related items. In connection with such settlement, certain executive officers, who had been members of the partnership that owned such commercial property, transferred their interests in such partnership to the remaining partner in exchange for a release of certain claims against them.

          During the years ended December 31, 1996 and 1995, the Company incurred advertising costs of approximately $1,069,000 and $66,000, respectively, with a related company.

         Employment contracts between the Company and three executive officers through 1998 each provide for minimum annual salaries of $125,000, adjusted for incentives based on the Company's attainment of specified levels of revenues or gross profit. In addition, the executive officers receive an allowance for certain expenses.

         The Company had a Consulting Agreement with a Director pursuant to which he made recommendations aimed at reducing the Company's operating costs which resulted in payments of approximately $91,000.

         See Notes 4, 5, 9, 12, 13 and 14 for other related party transactions.

Note 8:  INCOME AND DEFERRED TAXES

         The Company was an "S" Corporation for Federal and New York state income tax purposes through September 30, 1995. The stockholders accounted for their share of the Company's earnings, losses, deductions and credits on their income tax returns. Accordingly, these statements do not include any provision for Federal and New York state income taxes prior to September 30, 1995. The Company was subject to New Jersey income taxes for the year ended December 31, 1995.

         The accompanying 1995 statements of operations include unaudited pro forma adjustments for income tax expense which would have been recorded prior to September 30, 1995 had the Company been subject to Federal and New York income taxes based on the tax laws in effect during those periods.

                                 ROOM PLUS, INC.

Note 8: INCOME AND DEFERRED TAXES -- (Continued)

         A deferred tax asset results from timing differences in the recognition of depreciation for tax and financial reporting purposes and the recognition of net operating loss carryforwards for financial statement purposes in 1996 of approximately $198,000 for Federal income taxes. In addition, net operating loss carryforwards of $198,000 and $1,988,000 for the States of New York and New Jersey, respectively, expire between 2003 and 2011. The Company has provided a valuation reserve of approximately $39,000 and $155,000 in 1996 and 1995, respectively, against the future benefits of the net operating loss carryforwards.

         The Federal and State income taxes (benefits) is comprised of the following:


                                                            Years Ended December 31
                                                         1996                       1995
                                                     -----------                  --------
Current income taxes (benefits)
         Federal                                         $     --                 $      --
         State                                               (711)                    3,197
                                                     -------------              -----------
                                                             (711)                    3,197
                                                     -------------              -----------

Deferred income taxes (benefits)
         Federal                                          (27,896)                  (79,400)
         State                                              9,430                   (41,900)
                                                     -------------              ------------
                                                          (18,466)                 (121,300)
                                                     -------------              ------------
                                                         $(19,177)                $(118,103)
                                                     =============              ============

Note 9:  COMMITMENTS AND CONTINGENCY

LEASING ACTIVITIES

         Leases for retail showrooms in New York and New Jersey expire at various dates through October 2006. The leases require the Company to pay various operating expenditures including real estate taxes, while certain leases contain provisions for rent escalations.

         The Company leases its manufacturing facility from M & S Realty Company, a related party, under a lease which expires May 31, 1999 at an annual rental of approximately $281,000. The lease requires the Company to pay certain operating expenses of the facility, including real estate taxes and insurance. In addition, the lease contains provisions for rent escalations and an optional renewal term of fifteen years.

         In 1996, the Company entered into two capital leases totaling $680,000 for equipment that will be operational in 1997. They will require monthly rentals of approximately $7,800 including interest and mature through the year 2001.

         Rent expense for retail showrooms and the manufacturing facility totaled $1,600,919 and $1,409,500 in 1996 and 1995, respectively.

         The Company has automotive and other equipment leases expiring through December 2001 with future minimum lease payments of approximately $160,000. Rent expense for these leases totaled approximately $49,000 and $47,000 in 1996 and 1995, respectively.

                                 ROOM PLUS, INC.

Note 9: COMMITMENTS AND CONTINGENCY -- (Continued)

LEASING ACTIVITIES  -- (Continued)

         Approximate future minimum rentals under all operating lease arrangements, including four new showroom leases which opened in 1997, are due as follows:

 Years Ending
 December 31                                      Amount
 -----------                                      ------
     1997                                        $2,074,100
     1998                                         2,001,300
     1999                                         1,396,900
     2000                                           999,600
     2001                                           887,000
     Thereafter                                   1,786,000
                                                 ----------
                                                 $9,144,900
                                                 ==========
LITIGATION

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or the results of operations of the Company.


Note 10: PENSION PLANS

         The Company funds a union sponsored defined contribution pension plan which covers its union employees. Contributions totaled $13,523 in 1996 and $16,311 in 1995.

         The Company has a deferred compensation plan under section 401 (k) of the Internal Revenue Code. Under the plan, additional contributions may be funded at the employer's discretion. All eligible non-union employees may elect to defer a portion of their salary. No contributions were made by the Company in 1996 and 1995.


Note 11:   OUTSTANDING WARRANTS

         At December 31, 1996 and 1995, the Company had outstanding warrants to purchase 4,441,250 and 1,581,250 shares of its common stock, respectively, at prices ranging from $1.20 to $8.25 per share. The warrants became exercisable in 1995 and expire at various dates through 2001. At December 31, 1996 and 1995, 4,441,250 and 1,581,250 shares of common stock, respectively, were reserved for that purpose.

                                 ROOM PLUS, INC.

Note 12:  CAPITAL TRANSACTIONS

         1. In June 1996, the Company entered into a three year consulting agreement with a Director which included a $25,000 cash payment and 250,000 shares of common stock issued at $.80 per share. In addition, the Company issued 50,000 shares of common stock at $.80 per share to an unrelated individual under a one year consulting agreement.

         2. In June 1996, the Company received four bridge loans totaling $150,000 ($75,000 of which is due at December 31, 1996) from unrelated parties and a Director in the form of promissory notes which bear interest at 13% and mature in June 1997. In addition, the Company issued 20,000 shares of common stock to the holders of the notes. The effective price of $.80/share for such common stock represents a cost of financing and is being amortized over the term of the promissory notes as interest expense. The proceeds of the bridge loans were used to finance costs of opening a new retail showroom.

         3. On July 1, 1996, the Board of Directors and the shareholders approved a 4 for 3 reverse stock split of the Company's common stock with an increase in par value to $.00133.

         4. In July 1996, the Company completed an additional private placement of 500,000 shares of common stock which raised approximately $332,000 in capital, net of expenses. The proceeds were utilized for the payment of fees incurred in connection with the public offering and to provide for working capital.

         5. On November 1, 1996, the Company sold to the public in an initial public offering 1,000,000 shares of the Company's common stock at a price of $5.00 per share as well as 2,200,000 redeemable common stock purchase warrants (the "warrants") at a price of $.10 per warrant. In addition, 165,000 shares of the Company's common stock and 330,000 of the Company's warrants were issued upon the exercise of an over-allotment option granted to the underwriters of the initial public offering. Net proceeds to the Company after underwriting expenses and additional expenses were approximately $4,616,000.

              In June 1995, the following occurred:

         1. The stockholders of the Company approved amendments to its Certificate of Incorporation increasing the number of authorized shares to 10,000,000 with a designated par value of $.001.

         2. The Company effected a 33,333 for 1 stock split whereby 1,999,940 additional shares of common stock were issued and additional paid-in capital was increased by approximately $58,000.

         3. As payment for consulting and advisory services to the Company, three executive officers contributed an aggregate 50,000 shares of common stock to a Director as additional compensation. In connection with the transaction, professional fees related to these services charged to expenses totaled $50,000 with a corresponding credit to additional paid-in capital. In addition, the Company granted an option to this Director of 25,000 common shares at $3 per share.

              In September 1995, the Company, through a private placement, sold 750,000 shares of common stock to unrelated investors at $1.33 per share and received net proceeds of approximately $831,000. The proceeds were utilized for deposits on leased machinery in the factory, development of additional retail showrooms and to provide working capital. In connection with the private placement, the following other events occurred:

         1. Three executive officers of the Company received warrants to purchase 750,000 shares of common stock exercisable at $3 per share any time until November 2001.

                                 ROOM PLUS, INC.

Note 12: CAPITAL TRANSACTIONS (Continued)

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

         4. Warrants to purchase 750,000 additional common shares exercisable at $1.20 per share were issued to the placement agents exercisable any time until November 2001.

         5. An unrelated individual who provided financial consulting, received warrants to purchase 56,250 shares of common stock at $2.00 per share.

         All references in the accompanying financial statements to the number of common shares for December 31, 1995 have been restated to reflect the stock splits.

Note 13: SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           Years Ended
                                                                                          December 31
                                                                                  ----------------------------
                                                                                    1996                1995
                                                                                  --------            --------
Cash paid during the year for
Interest ...............................................................          $ 55,385             $79,065
Income taxes (benefits) ................................................              (711)              3,198

     NON CASH FINANCING ACTIVITY

Three executive officers contributed 50,000 common shares at $1 per share to a Director as additional compensa-
tion ...................................................................              --                50,000

Issuance of 300,000 common shares
at $.80 per share to a Director and a
consultant .............................................................           240,000                --

Issuance of 20,000 common shares to
unrelated parties and a Director at
$.80 per share for fees in connection
with receiving four bridge loans .......................................            16,000                --

Issuance of 75,000 common shares at
 $1.33 per share to placement agents as
 compensation ..........................................................              --                99,900

Issuance of 75,000 common shares at
$1.33 per share to several lenders in
connection with bridge loan financing ..................................              --                99,900

                                 ROOM PLUS, INC.

Note 14: MERGER

         The merger of Bunk Trunk into the Company in March 1995 has been accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the accounts and operations of Bunk Trunk for all periods prior to the merger.

         Results of operations for the periods prior to the merger with Bunk Trunk for the year ended December 31, 1995 are as follows:

    NET SALES
        Room Plus, Inc. ..............................$12,978,052
        Bunk Trunk....................................    170,966
                                                      -----------
                                                      $13,149,018
                                                      ===========
    NET LOSS
        Room Plus, Inc. ..............................$(1,511,557)
        Bunk Trunk....................................   (194,691)
                                                      ------------
                                                      $(1,706,248)
                                                      ============

Note 15: CONCENTRATION OF CREDIT RISK

         The Company maintains cash balances at a financial institutions located in New Jersey. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE 16: RECLASSIFICATIONS

         Certain reclassifications have been reflected on the 1995 financial statements to conform to 1996 classifications.

Note 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The directors, executive officers and significant employees of the Company are as follows:

              Name                          Age               Position with Company
              ----                          ---               ---------------------

Marc Zucker                                 48                Chairman of the Board and Chief Executive Officer
Allan Socher                                46                President, Director of Marketing and Director
Theodore Shapiro                            62                Executive Vice President, Director of Manufacturing
                                                              and Director
Edmund J. McCormick, Jr.                    54                Director
Alan Hirschfeld                             45                Director
Alan Granetz                                52                Director
Frank Terzo                                 37                Director
William Halpern                             42                Chief Financial Officer

         Marc Zucker has been the Chairman of the Board and Chief Executive Officer of the Company since March 1995. He was co-founder of RPF Holding and was its president from 1982 until its merger with Bunk Trunk in March 1995. In addition, he was Vice President and General Manager of Bunk Trunk from its inception in 1984 until the merger with RPF Holding. Prior to that, Mr. Zucker worked in other areas of the retail furniture business for 10 years.

         Allan Socher has been the President, Director of Marketing and a Director of the Company since March 1995. Mr. Socher is also the Company's spokesperson in its extensive television commercials. He was a Vice-President, Secretary and co-founder of RPF Holding from 1982 until its merger with Bunk Trunk in March 1995 and was a VicePresident and Secretary of Bunk Trunk from its inception in 1984 until the merger with RPF Holding. Prior to that, Mr.
Socher worked in other areas of the retail furniture business for 10 years.

         Theodore Shapiro has been the Executive Vice President, Director of Manufacturing and a Director of the Company since March 1995. He was one of the original founders of Bunk Trunk in 1982 and was its President from inception until the merger with RPF Holding in March 1995. Mr. Shapiro had worked in the retail furniture business for over 12 years before founding his own retail furniture chain, Mr. Sandman Furniture, in 1960.

         Edmund J. McCormick, Jr. has been a Director of the Company since March 1995. He has been the Chairman of McCormick & Company, an international management consulting firm, since 1985.

         Alan Hirschfeld has been a Director of the Company since December 1996. Since 1987 he has been the Executive Vice President, Chief Financial Officer and a Director of IVC Industries, Inc., a public traded company that manufactures and distributes vitamins and nutritional supplements. Prior to that, Mr. Hirschfeld was a partner in Grossman, Brown, Weinberg & Lawson, certified public accountants.

         Alan Granetz has been a Director of the Company since December 1996. Since 1968 he has been the Vice President of Granetz Group, a holding company for real estate ventures and retail and commercial furniture sales. From 1988 to the present, Mr. Granetz has also been the Executive Director of the Metropolitan Furnishings Association of New Jersey.

         Frank Terzo has been a Director of the Company since December 1996. He was founder of the New York retail clothing chain, Nicholas Flynn Men's Club, from 1983 until 1988. From 1987 to May 1996 Mr. Terzo was a registered representative with a number of different NASD member firms. He is currently President of Small Cap. Consulting International, Inc., a consulting and investment advisory company which also invests in small capital market companies. Mr. Terzo was elected a member of the Board pursuant to the right of the underwriter of the Company's IPO to designate one member of the Board until November 1999, subject to the Company's good faith approval.

         William Halpern, CPA, has been the Chief Financial Officer of the Company since March 1995. Prior to that, Mr. Halpern was Chief Financial Officer of Bunk Trunk and RPF Holding from December 1989 until their merger in March 1995. Prior to that, he served for over 12 years in diversified financial positions with several corporations, including Xerox Corporation, Colt Industries and Household International. He holds a BA degree in accounting from Brooklyn College.

         Mr. Zucker and Mr. Socher are brothers-in-law and Mr. Shapiro is the uncle of their spouses.

         Directors are elected to serve until the next meeting of stockholders and until their successors are elected and qualified. Meetings of stockholders of the Company are expected to be held on an annual basis. However, if at any time a meeting is not held for the election of directors, the then current directors will continue to serve until their successors are elected and qualified. Officers serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Securities Exchange Act of 1934 requires that the Company's executive officers, Directors, and any persons owning more than 10% of a class of the Company's stock to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Copies of these reports must also be furnished to the Company.

         Based solely on a review of copies of all reports filed with the SEC and representations of certain officers, Directors and shareholders holding more than 10% of the Company's Common Stock, the Company believes that Frank Terzo and Alan Granetz, Directors of the Company each filed one late Form 3 for the fiscal year ended December 31, 1996.

Item 10.   Executive Compensation

         The following table sets forth the cash compensation paid by the Company to, as well as any other compensation paid to or earned by, the Chairman and Chief Executive Officer of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the fiscal year ended December 31, 1996.

Summary Compensation Table

                                              Annual Compensation

Name of Individual
and Principal Position                                     Year           Salary           Bonus
----------------------                                     ----           ------         --------
Marc Zucker
         Chairman, Chief Executive
         Officer .................................         1996         $125,000         $42,500
Allan Socher
         President and Director of
         Marketing ...............................         1996         $125,000         $43,159
Theodore Shapiro
         Executive Vice President and
         Director of Manufacturing ...............         1996         $125,000         $42,800

Compensation of Directors

         Outside Directors of the Company are currently entitled to receive $500 for attendance at each Board meeting.

Employment Agreements

         The Company has entered into employment agreements effective June 30, 1995, as amended on August 1, 1996, with each of Marc Zucker, Allan Socher and Theodore Shapiro (the "Principals"). Pursuant to each employment agreement, Messrs. Zucker, Socher and Shapiro will act as Chairman and Chief Executive Officer, President and Director of Marketing, and Executive Vice President and Director of Manufacturing, respectively, and each will be entitled to receive, among other things, (a) a salary of $125,000 per annum, (b) such further sum by way of bonus or otherwise as determined by the Compensation Committee of the Board, or if no such committee is established by the Board, the entire Board, in each year of the employment agreement, and (c) pension contributions as set forth in any future plan adopted by the Company.

         In addition, pursuant to their employment agreements, Allan Socher is entitled to a performance bonus of .75% of revenues and Marc Zucker and Theodore Shapiro are each entitled to a performance bonus of 1.5% of gross profit.

         Each employment agreement shall continue unless terminated by the Company for cause, as described in such employment agreement, or terminated by not less than three (3) years written notice if given by the Company or not less than three (3) months written notice if given by the respective Principal.

         In the event any person shall become beneficially entitled to 50% plus one share or more of the issued and outstanding Common Stock of the Company pursuant to an offer, the terms of which are not recommended by the Board, each of the Principals shall be permitted to terminate his employment agreement within one week of the completion of the change in control or such later date as may be agreed upon by such Principal and the Company. In the event of such termination, the Principal shall be entitled to payment from the Company of an amount calculated in accordance with the provisions of his employment agreement.

         For a period of one year following the termination of each employment agreement, such Principal shall not solicit or endeavor to entice away any employee, director or agent of the Company or any entity affiliated with the Company. In addition, such Principal may not, at any time after the termination of the employment agreement, use the names or slogans "Room Plus", "Just 'Round the Corner" or "A LOT OF LIVING in a Little Space" or any similar name for the purpose of a business competing with the Company or any entity affiliated with the Company.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, each Director of the Company, each person named in the Summary Compensation Table, and all Directors and executive officers of the Company as a group as of March 7, 1997. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, subject to community property laws, where applicable.

Principal Stockholders

                                            Number of Shares of
                                               Common Stock            Percent Ownership of
Name and Address of Beneficial Owner         Beneficially Owned       Common Stock Outstanding
------------------------------------        -------------------       ------------------------
Marc Zucker                                        701,668(1)                     16%
91 Michigan Avenue
Paterson, NJ 07503

Allan Socher                                       701,666(2)                     16%
91 Michigan Avenue
Paterson, NJ 07503

Theodore Shapiro                                   701,666(3)                     16%
91 Michigan Avenue
Paterson, NJ 07503

Edmund J. McCormick, Jr                             70,000(4)                    1.6%
91 Michigan Avenue
Paterson, NJ 07503

Frank Terzo                                        490,000(5)                   11.4%
26 Tunnel Street
Floral Park, NY 11011

Alan Hirschfeld                                      2,000                         0%
500 Hallsmill Road
Freehold, NJ 07728

Alan Granetz                                             0                         0%
205 West Main Street
Somerville, NJ 08876

Swan Alley (Nominees) Limited(6)                   775,000(7)                   17.7%
40 Queen Street
London ECR IDD England

Kirlin Holding Corp.                               234,687(8)                    5.4%
6901 Jericho Turnpike
Syosset, NY 11791

All Directors and Officers as a Group            2,667,000(9)                   60.8%
         (7 Persons)

--------------
(1)      Includes currently exercisable warrants to purchase 250,000 shares of Common Stock.
(2)      Includes currently exercisable warrants to purchase 250,000 shares of Common Stock.
(3)      Includes currently exercisable warrants to purchase 250,000 shares of Common Stock.
(4)      Includes currently exercisable options to purchase 25,000 shares of Common Stock.
(5)      Includes currently exercisable warrants of Small Cap. Consulting International, Inc. to purchase 240,000 shares of Common Stock.  Frank Terzo is the President, sole director and sole stockholder of Small Cap. Consulting
International, Inc.
(6) Swan Alley (Nominees) Limited is an entity formed to acquire and hold securities for customers of Astaire & Partners  Limited ("Astaire"), a member of the London Stock Exchange. Based upon information provided to the Company by
Astaire, none of the customers of Astaire is the beneficial owner of more than
5% of the Company's outstanding Common Stock.

(7) Includes currently exercisable warrants to purchase 500,000 shares of Common Stock.

(8) Includes (i) 219,375 shares of Common Stock owned by Kirlin Holding
Corp. and its wholly owned subsidiary, Kirlin Securities, Inc. (collectively, "Kirlin"), (ii) 5,312 shares of Common Stock owned by David Lindner, the Chief Executive Officer of Kirlin, and (iii) currently exercisable warrants to purchase 10,000 shares of Common Stock.

(9) Includes an aggregate of 1,015,000
shares of Common Stock issuable upon exercise of outstanding options and warrants.

Item 12.   Certain Relationships and Related Transactions

         The Company leases its manufacturing facility located in Paterson, New Jersey from M&S Realty Company, which is owned by Theodore Shapiro, a director and the Executive Vice President and Director of Manufacturing of the Company. The leases for the facility expire May 31, 1999 (subject to extension at the option of the Company) and provide for an annual rental of approximately $281,000.

         In fiscal year 1994, the Company advanced $158,488 on open account to the three principals of the Company, Marc Zucker, Allan Socher and Theodore Shapiro. Such advances were non-interest bearing and increased the total net amount receivable to the Company from the three principals to $373,410. At December 31, 1995, the three principals' aggregate indebtedness to the Company had been reduced to $118,945 as a result of net payments to the Company by the principals aggregating $254,465 during fiscal year 1995. At December 31, 1996, the three principals' aggregate indebtedness to the Company increased by $106,747 to $225,692. Such increase consisted of additional advanced to the principals in the amount of $90,711 and accrued interest in the amount of $16,036. In January 1997, the principals repaid $39,600 to the Company, bringing an aggregate balance of $186,092. Such balance bears interest at the rate of 8% per annum and matures in January 1998.

         During 1995, the Company agreed to pay $150,000 to the owner of a commercial property in which the Company had previously leased retail showroom space in settlement of claims in respect of unpaid rent and related items. In connection with such settlements, Messrs. Zucker and Socher, who had been members of the partnership that owned such commercial property, transferred their interests in such partnership to the remaining partner in exchange for a release of certain claims against them.

         Retail Media Plus was incorporated by the three principals of the Company in June 1995. Retail Media Plus places all of the Company's advertising and passes through any cost savings to the Company. For fiscal year 1995 and 1996, the Company reimbursed Retail Media Plus $65,695 and approximately $1,069,246 respectively, for advertising costs.

         In 1995, as partial payment for consulting and advisory services to the Company, the three principals of the Company contributed an aggregate of 50,000 shares of Common Stock to Edmund J. McCormick, a director of the Company, which shares were valued at $1.00 per share for purposes of the Company's financial statements. In addition, the Company paid Mr. McCormick $15,400 for such services. In June 1995 the Company issued options (the "McCormick Options") to McCormick & Company in connection with an agreement for payment of consultant and advisory services. Edmund J. McCormick is the sole stockholder of McCormick & Company. The McCormick Options consist of the right to purchase up to 25,000 shares of Common Stock at any time at a purchase price of $3.00 per share.

         In June 1996, Edmund J. McCormick lent the Company $25,000 in connection with the Company's $150,000 bridge loan. Such loan bears interest at the rate of 13% per annum and is due on June 18, 1997. Mr. McCormick also received 3,334 shares of Common Stock in connection with his participation in the bridge financing. Mr. McCormick is also a party to a consulting agreement with the Company pursuant to which he makes recommendations aimed at reducing the Company's operating costs. Pursuant to such consulting agreement, Mr. McCormick was entitled to receive 10% of any cost savings realized by the Company in its manufacturing process during the period of September 1, 1995 to November 1, 1996. The amount of such cost savings totaled $909,370, and, accordingly, Mr. McCormick was paid $90,937 as required by the consulting agreement.

         In June 1995, Mark Rubin, a stockholder of the Company, became a consultant to the Company. As compensation for these services under his consulting agreement, as amended, Mr. Rubin receives $3,000 per month, of which $1,000 per month has not yet been paid, and in June 1995, he received the Rubin Warrant to purchase 56,250 shares of Common Stock at $2.00 per share. In connection with an extension of the consulting agreement until June 1997, subject to the Company's right to terminate such agreement after December 1996, Mr. Rubin received 50,000 shares of Common Stock, which shares were valued at $.80 per share (the price of the stock sold in the 1996 Private Placement) for financial accounting purposes.

         Kirlin acted a placement agent in the 1995 Private Placement and received a placement agent commission of $100,000 plus the Kirlin Warrant, which Kirlin sold to Swan Alley (Nominees) Limited and Small Cap. Consulting International, Inc.

         In July 1996, Frank Terzo became a consultant to the Company. Under his consulting agreement, which is for a term of three years, Mr. Terzo received a cash payment of $25,000 and 250,000 shares of Common Stock, which shares were valued at $.80 per share (the price of the stock sold in the 1996 Private Placement) for financial accounting purposes. Mr. Terzo became a director of the Company in December 1996.

         All future transactions and/or loans between the Company and officers and directors will be on terms no less favorable than could be obtained from independent, third parties and will be approved by a majority of the directors of the Company disinterested in such transactions and/or loans.

Item 13.      Exhibits, List and Reports on Form 8-K

         (a)  Exhibits to Form 10-KSB

         Additional exhibits filed herewith are as follows:

EXHIBIT INDEX
Exhibit
 No.
--------------

     1 Form of Underwriting Agreement among the Company, the holders of the Directors Shares and The Thornwater Company, L.P. (1)

     3.1  Certification of Incorporation of the Company, as amended (1)

     3.2  Restated and Amended By-laws of the Company (1)

     4.1 Form of Representative Warrant Agreement between the Company and The Thornwater Company, L.P., with form of Warrant attached (1)

     4.2 Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company, with form of Warrant attached (1)

     4.3 Form of Warrant issued by the Company to Allan J. Socher, Theodore Shapiro, Marc I. Zucker and Kirlin Securities Corp. (1)

     4.4  Form of Warrant issued by the Company to Mark Rubin (1)

     5    Opinion of Wilentz, Goldman & Spitzer, P.A. (1)

     10.1 Employment Agreement dated June 16, 1995 between the Company and Allan
          J. Socher (1)

     10.2 Employment Agreement dated June 16, 1995 between the Company and Theodore Shapiro (1)

     10.3 Employment Agreement dated June 16, 1995 between the Company and Marc
          I. Zucker (1)


     10.4 Lease dated June 1, 1984 between M&S Realty Company and Bunk Trunk Manufacturing Company, Inc., as amended on December 1, 1988 and January 2, 1996 (1)

     10.5 Lease dated June 6, 1996 between Milford Management Corp., as agent, and the Company (1)

     10.6 Lease dated November 1, 1991 between Dilstan Realty Corporation and Room Plus Furniture of Westchester, Inc. (1)

     10.7 Indenture of Lease dated October 1, 1988 between Daper Realty, Inc. and RPF Holding Corporation (1)

     10.8 Lease dated June 1, 1983 between Hannon's and the Company, as modified by an Extension of Lease dated July 31, 1993 (1)

     10.9 Agreement of Lease dated August 9, 1985 between Patrician Equities Corp. and Room Plus Furniture of East Brunswick, as modified by a Lease Extension Agreement dated August 25, 1995 (1)

    10.10 Lease dated August 26, 1987 between Country Glen Associates and Room Plus Furniture, Inc. (1)

    10.11 Agreement of Lease between Austin Mall Associates and Room Plus Furniture of Forest Hills, Inc. (1)

    10.12 Sublease Agreement dated February 5, 1988 between NYNEX Business Information Systems Company and RPF Holding Corporation, as modified by a letter agreement dated March 25, 1993 (1)

    10.13 Shopping Center Agreement of Lease dated October 1, 1995 between Alexander Carpet Company and the Company (1)

    10.14 Lease dated November 21, 1995 between 205/215 Lexington Limited Partnership and the Company (1)

    10.15 Assignment of Lease dated June 26, 1996 between Reliable Broadway, Inc. and the Company (1)

    10.16 Lease dated January 11, 1996 between Comalgri Holding Corp. and the Company (1)

    10.17 Form of Financial Advisory and Investment Banking Agreement between the Company and The Thornwater Company, L.P. (1)

    10.18 Lease dated September 20, 1996, between Heartland Shopping Center LLC and Room Plus, Inc. (2)

    10.19 Sublease and Assumption Agreement dated October 11, 1996 between Bedding Discount Center, Inc. and Room Plus, Inc. (2)

    10.20 Lease dated December 19, 1996 between Ackrik Associates, and Room Plus, Inc. (*)

     11   Calculation of Net Income (Loss) per Common Share (*)

     23.1 Consent of Ehrenkrantz Sterling and Co., LLC (1)

     23.2 Consent of Wilentz, Goldman & Spitzer, P.A. (Included in Exhibit 5)
          (1)

     27   Financial Data Schedule (*)

----------------

(1) Incorporated by reference to the exhibit of the same number filed as part of the Registration Statement on Form SB-2 (File No. 333-10483).
(2) Incorporated by reference to the exhibit of the same number filed as part of the Quarterly Report on Form 10-QSB for the period ended September 30, 1996 (File No. 1-14478).

(*)  Exhibit filed with this Form 10-KSB.


         (b)  Reports on Form 8-K

         The Company did not file any report on Form 8-K during the last quarter of fiscal year ended December 31, 1996.