Form 10-Q
period 1997-03-31
ROOM PLUS INC
filed 1997-05-14
CIK 1009773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


              [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 1997.

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number 1-14478

                                 ROOM PLUS, INC.
        (Exact name of small business issuer as specified in its charter)

               New York                              11-2622051
          -------------------                    ------------------
           (State or other                             (I.R.S.
           jurisdiction of                             Employer
           incorporation or                         Identification
            organization)                                No.)


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

                                    Yes _X_   No ___

   The number of shares outstanding of the Issuer's Common Stock. $.00133 par value, as of May 9, 1997 was 4,385,000.

     The number of the Issuer's Common Stock Purchase Warrants outstanding as of May 9, 1997 was 2,530,000.

                 Transitional small business disclosure format:

                                    Yes ___  No _X_

                                 ROOM PLUS, INC.
                                   FORM 10-QSB


                                      INDEX

Part I            FINANCIAL INFORMATION                                  PAGE
------            ---------------------                                  ----

Item 1.           Financial Statements

                  Balance Sheet as of March 31, 1997.                      1

                  Statements of Operations for the three
                  months ended March 31, 1997 and 1996.                    2

                  Statement of Changes in Shareholders' Equity
                  for the three months ended March 31, 1997.               3

                  Statements of Cash Flows for the three
                  months ended March 31, 1997 and 1996.                    4

                  Notes to Financial Statements                            5

Item 2.           Management's Discussions and Analysis of
                  Financial Condition and Results of Operations            6


Part II           OTHER INFORMATION
-------           -----------------

Item 6.           Exhibits and Reports on Form 8-K                         9

(a)      Exhibit Index

Exhibit Description                                                  Page Number
-------------------                                                  -----------

3.       Restated and Amended Bylaws Adopted December 12, 1996            1

10.21    Lease dated March 20, 1997, between CMW Investments,             1
         Ltd. and Room Plus, Inc.

11       Calculation of Earnings (Loss) Per Common Share                 10

Signatures

                                 ROOM PLUS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                 March 31, 1997
                                 --------------


CURRENT ASSETS
   Cash .......................................................     $ 1,563,351
   Accounts receivable ........................................          71,148
   Inventories ................................................       1,773,428
   Notes receivable, officers .................................          12,000
   Prepaid expenses ...........................................         412,532
   Deferred income taxes ......................................          86,300
                                                                    -----------
   TOTAL CURRENT ASSETS .......................................       3,918,759
                                                                    -----------

PROPERTY AND EQUIPMENT, at cost ...............................       3,569,503
   Less: Accumulated depreciation .............................       1,803,660
                                                                    -----------
                                                                      1,765,843
                                                                    -----------

OTHER ASSETS
   Security deposits ..........................................         165,432
   Deferred charges ...........................................         207,672
   Notes receivable, officers .................................         176,814
   Deferred income taxes ......................................         522,700
                                                                    -----------
                                                                      1,072,618
                                                                    -----------
                                                                    $ 6,757,220
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt ..........................         223,606
   Due to related companies ...................................         354,106
   Accounts payable and accrued expenses ......................       1,171,591
   Payroll and sales taxes payable ............................         127,309
   Customer deposits and other advances .......................         675,157
                                                                    -----------
   TOTAL CURRENT LIABILITIES ..................................       2,551,769
                                                                    -----------

LONG-TERM DEBT, less current portion ..........................         280,885
                                                                    -----------

COMMITMENTS AND CONTINGENCY ...................................              --

STOCKHOLDERS' EQUITY
   Capital stock
     Authorized, 10,000,000 shares at $.00133 par value,
     4,385,000 shares issued and outstanding ..................           5,832
   Additional paid-in capital .................................       6,512,645
   Deficit ....................................................      (2,593,911)
                                                                    -----------
                                                                      3,924,566
                                                                    -----------
                                                                    $ 6,757,220
                                                                    ===========

                                 ROOM PLUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31
                                                  -----------------------------

                                                      1997             1996
                                                  -----------       -----------

REVENUES ...................................      $ 3,426,026       $ 3,357,394

COST OF GOODS SOLD .........................        1,455,207         1,403,685
                                                  -----------       -----------

GROSS PROFIT ...............................      $ 1,970,819       $ 1,953,709
                                                  -----------       -----------

EXPENSES
   Selling .................................        2,259,096         1,323,605
   General and administrative ..............          635,637           538,154
                                                  -----------       -----------
                                                    2,894,733         1,861,759
                                                  -----------       -----------

EARNINGS (LOSS) FROM OPERATIONS ............         (923,914)           91,950
                                                  -----------       -----------

OTHER INCOME (DEDUCTIONS)
   Interest Income .........................           28,579               160
   Interest Expense ........................          (22,615)           (3,503)
   Miscellaneous Income (Expense) ..........            1,200             1,523
                                                  -----------       -----------
                                                        7,164            (1,820)
                                                  -----------       -----------

EARNINGS (LOSS) BEFORE INCOME
   TAXES (BENEFITS) ........................         (916,750)           90,130
INCOME TAXES (BENEFITS) ....................         (434,241)           21,099
                                                  -----------       -----------

NET EARNINGS (LOSS) ........................      $  (482,509)      $    69,031
                                                  ===========       ===========



COMMON SHARES
   OUTSTANDING ............................         4,385,000         2,325,000
                                                  -----------       -----------

                                 ROOM PLUS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                    Issued and               Issued and
                      Authorized    Outstanding              Outstanding                Additional
                      Common        Common                   Common                     Paid-in
                      Shares        Shares         Amount    Warrants        Amount     Capital           Deficit        Total
                      ----------    -----------    ------    -----------     ------     ----------     ------------    ---------

BALANCE-
January 1, 1997       10,000,000    4,385,000      $ 5,832    2,530,000     $253,000    $6,259,645     $(2,111,402)    $4,407,075

Net loss for the
three months ended
March 31, 1997                --           --           --           --           --            --        (482,509)      (482,509)
                      ----------    ---------      -------    ---------     --------    ----------     ------------    ----------

BALANCE-
March 31, 1997        10,000,000    4,385,000      $ 5,832    2,530,000     $253,000     $6,259,645    $ (2,593,911)   $3,924,566
                      ==========    =========      =======    =========     ========     ==========    ============    ===========


                                 ROOM PLUS, INC.
                            STATEMENTS OF CASH FLOWS

                                                             Three Months Ended
                                                                  March 31
                                                             1997         1996
                                                         -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earning (loss) ................................... $  (482,509)  $ 69,031
Adjustments to reconcile net earnings (loss)  to net
cash provided by (used in) operating activities
Depreciation ...........................................      51,561     45,935
Deferred income taxes ..................................    (435,623)    19,300
(Increase) decrease in operating assets
    Accounts receivable ................................     (32,259)    27,056
    Inventories ........................................    (323,022)   (48,144)
    Prepaid expenses ...................................     (36,994)   (44,447)
    Deferred charges ...................................      33,108         --
Increase (decrease) in operating liabilities
    Accounts payable, accrued expenses and
    other liabilities ..................................     205,133    118,655
    Payroll and sales taxes payable ....................       4,537    (33,516)
                                                         -----------   --------
    Net cash provided by (used in) operating
     activities ........................................  (1,016,068)   153,870
                                                         -----------   --------

CASH  FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment ...................    (488,325)   (96,502)
 Net loans (to) from certain shareholders ..............      36,878     (2,000)
 Increase in security deposits and other assets ........      (5,883)   (24,470)
                                                         -----------   --------


   Net cash used in investing  activities ..............    (457,330)  (122,972)
                                                         -----------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds (repayment)  short-term debt .............     (75,000)    50,000
 Net proceeds (repayment) of long-term debt ............     (66,339)   (24,344)
                                                         -----------   --------

   Net cash provided by (used in) financing activities .    (141,339)    25,656
                                                         -----------   --------

NET INCREASE (DECREASE) IN CASH ........................  (1,614,737)    56,554

CASH (OVERDRAFT),
    beginning of period ................................   3,178,088    (61,436)
                                                         -----------   --------

CASH (OVERDRAFT),
    end of period ...................................... $ 1,563,351   $ (4,882)
                                                         ===========   ========

                                 ROOM PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION
        ---------------------

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Room Plus, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Security and Exchange Commission.

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow of the Company for the interim periods presented.

         The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the operating results for the full year. Certain amounts have been reclassified to conform with the correct period presentation. These reclassifications had no effect on net income.


Note 2: INVENTORIES
        -----------

         Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:
                                                               March 31
                                                       -------------------------
                                                         1997           1996
                                                       ----------     ----------

Showrooms ..........................................   $1,362,025     $  955,705
Work in Process ....................................       95,041         11,191
Raw Materials ......................................      316,362        310,809
                                                       ----------     ----------
    Total Inventory ................................   $1,773,428     $1,277,705
                                                       ==========     ==========

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Three Months Ended March 31, 1997 and 1996
------------------------------------------

         Revenues for the three months ended March 31, 1997, totaled $3,426,026 as compared to $3,357,394 for the three months ended March 31, 1996, or an increase of $68,632 or 2%. This increase is primarily due to five additional retail showrooms.

         Cost of goods sold for the three months ended March 31, 1997, were $1,455,207 or 42.5% of revenues as compared to $1,403,685 or 41.8% of revenues for the same period in 1996. This increase of $51,522 or 3.7% is primarily due to costs associated with the introduction of new equipment.

         As a result of the foregoing, the Company realized a gross profit in the three months ended March 31, 1997 of $1,970,819 or 57.5% of revenue as compared to 1996, with a gross profit of $1,953,709 or 58.2% of revenues.

         Selling, general and administrative expenses amounted to $2,894,733 or 84.5% of revenues for the three months ended March 31, 1997, compared to $1,861,759 or 55.5% of revenues for the three months ended March 31, 1996. The increase is due primarily due to expenses relating to the opening of five new retail showrooms and increased advertising expenses.

         Due to the increase in expenses, the Company realized an operating loss for the three months ended March 31, 1997, of $923,914 or 27% of revenues as compared to an operating income of $91,950 or 2.7% or revenues during the three months ended March 31, 1996.

         Other income (deductions) for the three months ended March 31, 1997 were $7,164 as compared to $(1,820) in the three months ended March 31, 1996. The primary reasons for the $8,984 net increase in other income (deductions) were a $28,419 increase in interest income, which was offset by an increase in interest expense of $19,112, paid to several lenders in a bridge loan obtained by the Company in 1995.

         The preceding factors combined to show a net loss of $482,509 in the three months ended March 31, 1997, as compared to a net income of $69,031 for the three months ended March 31, 1996.


Liquidity and Capital Resources

         The Company had working capital of $1,366,990 at March 31, 1997, which represented a net change of $2,642,396 or 207% from the working capital deficit of $1,275,406 at March 31, 1996. The increase in working capital was mainly due to the realization of the net proceeds from the Company's initial public offering ("IPO") in November 1996. The Company's cash position increased from a deficit of $(4,882) on March 31, 1996 to $1,563,351 on March 31, 1997. This also was related to the realization of the net proceeds from the Company's IPO in November 1996.

         The Company's operating activities provided (used) cash of $(1,016,068) and $153,870 for the three months ended March 31, 1997 and 1996 respectively. For the three months ended March 31, 1997, cash was used to primarily finance inventory and selling expenses for five new retail showrooms. In the three months ended March 31, 1996, cash was provided by net earnings and an increase in accounts payable.

         The Company's investing activities provided (used) cash of $(457,330), and $(122,972) for the three months ended March 31, 1997, and 1996, respectively. The cash used by the Company's financing activities for the three months ended March 31, 1997, is primarily the result of the purchase of machinery and equipment. In addition, cash was used to finance leasehold improvements on three new retail showrooms. Also, certain Executive Officers repaid approximately $37,000 of officers loans. The cash used for the three months ended March 31, 1996 was the result of purchases of property and equipment.

         The Company's financing activities provided (used) cash of $(141,339), and $25,656 for the three months ended March 31, 1997, and 1996, respectively . The cash used from financing activities for the three months ended March 31, 1997, was the result of repayment of a bridge loan made in 1996 and payment of deferred rent. The cash provided by the Company's financing activities for the three months ended March 31, 1996, primarily consisted of the proceeds received from short-term bank borrowwing, which was offset by payments on capital leases and repayment of deferred sales tax.

         The Company expects that cash flow from operations together with the remaining net proceeds from its initial public offering will be sufficient to fund the Company's business operations, including the planned expansion of its retail showrooms, for at least the next 12 months. If such sources should prove insufficient, the Company would either curtail its expansion plans or seek to raise funds through bank borrowings or sales of its securities. However, there is no assurance that such borrowings or securities sales could be achieved on terms acceptable to the Company, if at all. The Company may also apply for a bank line of credit to fund short-term fluctuations in its cash flow.

         Historically, demand for the Company's products has been seasonal, with demand increasing in the third and fourth quarters, corresponding to the beginning of the school year and the holiday season. The Company generally realizes 60% of its annual revenues during those quarters.

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

Part II.          Other Information

Item 1. - Legal Proceedings
                  Not applicable
Item 2. - Changes in Securities
                  Not applicable
Item 3. - Defaults upon Senior Securities
                  Not applicable
Item 4. - Submission of Matters to a Vote of Security Holders
                  Not applicable
Item 5. - Other Information
                  Not applicable
Item 6. - Exhibits and Reports on Form 8-K
         Reports on Form 8-K:
                  None

Exhibits:
3.       Amended and Restated Bylaws Adopted December 12, 1996.

10.21 Lease dated March 20, 1997, between CMW Investments, Ltd., and Room Plus, Inc.

11       Calculation of net earnings per common share

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                     ROOM PLUS, INC.



Date: May 14, 1997                                   By: /s/ William Halpern
                                                         -------------------
                                                     William Halpern
                                                     Chief Financial Officer