Form 10QSB
period 1997-06-30
ROOM PLUS INC
filed 1997-08-14
CIK 1009773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number 1-14478

                                ROOM PLUS, INC.
       (Exact name of small business issuer as specified in its charter)

                            NEW YORK      11-2622051
                          --------------------------

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

                                    Yes      No  X
                                        ---     ---

     The number of shares outstanding of the Issuer's Common Stock. $.00133 par value, as of August 8, 1997 was 4,385,000.

     The number of the Issuer's Common Stock Purchase Warrants outstanding as of August 8, 1997 was 2,530,000.

                 Transitional small business disclosure format:

                                    Yes      No  X
                                        ---     ---

                                 ROOM PLUS, INC.
                                   FORM 10-QSB


                                      INDEX

Part I      FINANCIAL INFORMATION                                       PAGE
------      ---------------------                                       ----

Item 1.     Financial Statements

            Balance Sheet as of June 30, 1997.                            1


            Statements of Operations for the three and six
            months ended June 30, 1997 and 1996.                          2

            Statement of Changes in Shareholders' Equity
            for the six months ended June 30, 1997.                       3

            Statements of Cash Flows for the three and six
            months ended June 30, 1997 and 1996.                          4

            Notes to Financial Statements                                 5

Item 2.     Management's Discussions and Analysis of
            Financial Condition and Results of Operations                 6


Part II     OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K                             10

(a)      Exhibit Index

Exhibit Description                                                  Page Number
-------------------                                                  -----------

11       Calculation of Earnings (Loss) Per Common Share                 11

Signatures                                                               12

                                 ROOM PLUS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 1997
                                  -------------

CURRENT ASSETS
   Cash ..........................................................   $   598,790
   Investments in short-term certificate of deposits .............       100,000
   Inventory .....................................................     1,784,890

   Accounts receivable ...........................................        76,853
   Notes receivable, officers ....................................        12,456
   Prepaid expenses ..............................................       483,942
                                                                     -----------
  TOTAL CURRENT ASSETS ...........................................     3,056,931
                                                                     -----------

PROPERTY AND EQUIPMENT, at cost ..................................     3,673,495
   Less: Accumulated depreciation ................................     1,859,612
                                                                     -----------
                                                                       1,813,883
                                                                     -----------

OTHER ASSETS
   Security deposits .............................................       165,183
   Deferred charges ..............................................       159,567
   Notes receivable, officers ....................................       174,814
   Deferred income taxes .........................................       921,900
   Miscellaneous assets ..........................................         3,304
                                                                     -----------
                                                                       1,424,770
                                                                     -----------
                                                                     $ 6,295,584
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt .............................   $   222,495
   Due to related companies ......................................       270,625
   Accounts payable and accrued expenses .........................     1,018,445
   Payroll and sales taxes payable ...............................       138,567
   Customer deposits and other advances ..........................       641,572
                                                                     -----------
   TOTAL CURRENT LIABILITIES .....................................     2,291,704
                                                                     -----------
LONG -TERM DEBT, less current portion ............................       528,954
                                                                     -----------

COMMITMENTS AND CONTINGENCY ......................................            --

STOCKHOLDERS' EQUITY
   Capital stock
     Authorized, 10,000,000 shares at $.00133 par value, 4,385,000
     shares issued and outstanding ..............................         5,832
   Additional paid-in capital ...................................     6,512,645
   Deficit ......................................................    (3,043,551)
                                                                    -----------
                                                                      3,474,926
                                                                    -----------
                                                                    $ 6,295,584
                                                                    ===========

                                 ROOM PLUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Six Months Ended                 Three Months Ended
                                                                June 30                            June 30
                                                           ------------------                ------------------

                                                         1997              1996           1997              1996
                                                        ------           -------         ------            ------

REVENUES .....................................        $7,282,992        $6,671,082        $3,856,966       $3,313,688

COST OF GOODS SOLD ...........................         3,019,522         2,919,695         1,564,315        1,516,010
                                                      ----------        ----------        ----------       ----------
GROSS PROFIT .................................         4,263,470         3,751,387         2,292,651        1,797,678
                                                      ----------        ----------        ----------       ----------

EXPENSES
   Selling ..................................          4,478,822         2,755,425         2,219,726        1,431,820
   General and administrative ...............          1,449,349           977,944           813,712          439,790
                                                       ---------        ----------        ----------       ----------
                                                       5,928,971         3,733,369         3,033,438        1,871,610
                                                       ---------        ----------        ----------       ----------

EARNINGS (LOSS) FROM OPERATIONS                       (1,664,701)           18,018          (740,787)         (73,932)
                                                      ----------        ----------        ----------       ----------

OTHER INCOME (DEDUCTIONS)
   Interest Income ..........................             39,694                --            11,115             (160)
   Interest Expense .........................            (50,794)          (23,426)          (28,179)         (19,923)
    Miscellaneous Income (Expense) ..........             (3,314)            6,783            (4,514)           5,260
                                                      ----------        ----------        ----------       ----------
                                                         (14,414)          (16,643)          (21,578)         (14,823)
                                                      ----------        ----------        ----------       ----------

EARNINGS (LOSS) BEFORE INCOME
   TAXES (BENEFITS) .........................         (1,679,115)            1,375         (762,365)          (88,755)

INCOME TAXES (BENEFITS) .....................           (746,966)              300         (312,725)           (20,799)
                                                     -----------        ----------        ---------        ----------
NET EARNINGS (LOSS) .........................          ($932,149)           $1,075        ($449,640)       $  ( 67,956)
                                                     ===========        ==========        ==========       ===========
COMMON SHARES
   OUTSTANDING ..............................          4,385,000         2,325,000         4.385.000         2,325,000
                                                     -----------        ----------        ----------       -----------

                                                  ROOM PLUS, INC.

                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                      FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                    (UNAUDITED)


                                     Issued and                   Issued and
                      Authorized     Outstanding                  Outstanding              Additional
                      Common         Common                       Common                   Paid-in
                      Shares         Shares          Amount       Warrants       Amount    Capital       Deficit        Total
                      ----------     -----------     ------       -----------    ------    ----------    -------        -----

BALANCE-
January 1, 1997       10,000,000     4,385,000       $ 5,832      2,530,000      $253,000  $6,259,645    $(2,111,402)   $4,407,075

Net loss for the
six months ended
June 30, 1997                --             --            --             --           --          --        (932,149)     (932,149)
                      ----------    ----------      --------      ----------     --------  ----------    -----------    ----------

BALANCE-
June 30, 1997         10,000,000    4,385,000       $ 5,832        2,530,000     $253,000  $6,259,645    $ (3,043,551)  $3,474,926
                      ==========    =========       ========      ==========     ========  ==========    =============  ==========

                                ROOM PLUS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     Six Months Ended            Three Months Ended
                                                                         June 30                       June 30
                                                              --------------------------------   ------------------
                                                                   1997           1996             1997              1996
                                                              -------------       ----          ----------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earning (loss)......................................      $(932,149)      $  1,075        $ (449,640)       $(67,956)
  Adjustments to reconcile net earnings (loss)  to net
  cash used in operating activities
  Depreciation............................................        107,513         52,537            55,952            6,602
  Loss on sale of equipment...............................            --           2,554                --            2,554
  Deferred income taxes...................................       (748,523)           300          (312,900)         (19,000)
(Increase) decrease in operating assets
    Accounts receivable...................................        (37,965)        51,693            (5,706)          24,637
    Inventories...........................................       (334,483)       (37,367)          (11,461)          10,777
    Prepaid expenses......................................       (108,404)       (89,658)          (71,410)         (45,211)
    Deferred charges......................................         77,909        (83,800)           44,801          (83,800)
Increase (decrease) in operating liabilities
    Accounts payable, accrued expenses and
     other liabilities....................................        (65,079)       (34,247)         (270,212)         (152,902)
    Payroll and sales taxes payable.......................         15,795        (68,680)           11,258           (35,164)
    Cash surrender value, Officers' life insurance........             --          5,318                --             5,318
                                                                ---------       --------         ---------         ---------
    Net cash used in operating activities.................     (2,025,386)      (200,275)       (1,009,318)         (354,145)
                                                               ----------       --------        ----------         ---------

CASH  FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment......................      (853,412)        (109,212)        (365,087)          (12,710)

 Net loans (to) from certain shareholders.................        38,422          (45,649)           1,544            (43,649)
 Increase in investments..................................      (100,000)              --         (100,000)                --

 Increase in security deposits and other assets...........        (5,636)         (39,635)             247            (15,165)
                                                               ---------        ---------        ---------         ----------
 Net cash used in investing  activities ..................      (920,626)        (194,496)        (463,296)           (71,524)
                                                               ---------        ---------        ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds (repayment) of short-term debt..............       (43,374)         545,000           31,626            495,000
 Net proceeds (repayment) of long-term debt ..............       410,088          (65,991)         476,427            (41,647)
                                                               ---------        ---------        ---------         ----------
 Net cash provided by financing activities................       366,714          479,009          508,053            453,353
                                                               ---------         --------        ---------         ----------

NET INCREASE (DECREASE) IN CASH ..........................    (2,579,298)          84,238         (964,561)            27,684

CASH (OVERDRAFT),
    beginning of period...................................     3,178,088         (61,436)        1,563,351             (4,882)
                                                              ----------        --------         ---------         ----------

CASH
    end of period.........................................      $598,790         $22,802          $598,790            $22,802
                                                              ==========         =======         =========         ==========

                                                           4

                                 ROOM PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note 1: BASIS OF PRESENTATION
        ---------------------

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Room Plus, Inc. (the "Company") Annual Report on Form 10- KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow of the Company for the interim periods presented.

         The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of the operating results for the full year. Certain amounts have been reclassified to conform with the correct period presentation. These reclassifications had no effect on net loss.


Note 2: INVENTORIES
        -----------

         Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                 June 30        December 31
                                 -------        -----------
                                  1997             1996
                                  ----             ----

Showrooms                       $1,441,682       $1,151,107
Work in Process                     12,681            8,802
Raw Materials                      330,527          290,498
                                ----------      -----------
    Total Inventory             $1,784,890       $1,450,407
                                ==========       ==========

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Six Months Ended June 30, 1997 and 1996
---------------------------------------

         Revenues for the six months ended June 30, 1997 totaled $7,282,992 as compared to $6,671,082 for the six months ended June 30, 1996 or an increase of $611,910 or 9.2%. Existing store revenue decreased $564,539 as compared to June 30, 1996, while six new showrooms realized $1,176,449 in revenues during the same period.

         Cost of goods sold totaled $3,019,522 or 41.5% of revenues for the first six months of 1997 as compared to $2,919,695 or 43.8% of revenues for the first six months of 1996. This increase of $99,827 or 3.4% was primarily the result of the increase in revenues. However, cost of goods sold did decrease as a percentage of revenues by 3.9%, which was the result of additional production efficiencies gained by the use of new computerized machinery and equipment.

         As a result of the foregoing, the Company realized an increase in gross profit in 1997 as compared to 1996, with a gross profit of $4,263,470 or 58.5% of revenues in the first six months of 1997 as compared to $3,751,387 or 56.2% of revenues achieved during the same period in 1996.

         Selling, general and administrative expenses totaled $5,928,971 for the first six months of 1997 as compared to $3,733,369 for the first six months of 1996. The increase of $2,195,602 or 58.8% was primarily the result of expenses associated with the opening of five new showrooms, including, but not limited to, security deposits on leased premises, capital improvements and inventory, and an increase in advertising expense.

         Operating loss for the period ended June 30, 1997 was $1,664,701 or 22.9% of revenues as compared to an operating income of $18,018 during the period ended June 30, 1996.

         Other income (deductions) for the period ended June 30, 1997 was ($14,414) as compared to ($16,643) for June 30, 1996. The decrease in other income (deductions) of $2,229 is primarily due to an increase of interest income of $39,694 which was offset by an increase in interest expense of $27,368 from the leasing of new machinery and equipment.

         For the first 6 months of 1997, the Company also has recorded income tax benefits of $746,966, which will be used to offset future income tax liabilities.

         Due to the combination of the preceding factors, the Company realized a net loss of $932,149 or 12.8% of revenues during the six months ended June 30, 1997 as compared to net income of $1075 during the six months ended June 30, 1996.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Three Months Ended June 30, 1997 and 1996
-----------------------------------------

         Revenues for the three months ended June 30, 1997, totaled $3,856,966 as compared to $3,313,688 for the three months ended June 30 1996, or an increase of $543,278 or 16.4%. This increase is primarily due to the opening of six additional retail showrooms.

         Cost of goods sold for the three months ended June 30, 1997, were $1,564,315 or 40.6% of revenues as compared to $1,516,010 or 45.7% of revenues for the same period in 1996. This increase of $48,305 or 3.2% is primarily due to costs associated with our increase in revenues. The Company did achieve a decrease in cost of goods sold as a percentage of revenue of 12.6%, due to the efficiencies gained with the introduction of new machinery and equipment.

         As a result of the foregoing, the Company realized a gross profit in the three months ended June 30, 1997 of $2,292,651 or 59.4% of revenue as compared to 1996, with a gross profit of $1,797,678 or 54.3% of revenues.

         Selling, general and administrative expenses amounted to $3,033,438 or 78.6% of revenues for the three months ended June 30, 1997, compared to $1,871,610 or 56.5% of revenues for the three months ended June 30, 1996. The increase is due primarily due to expenses relating to the opening of six new retail showrooms and increased advertising expenses.

         Due to the increase in expenses, the Company realized an operating loss for the three months ended June 30, 1997, of $740,787 or 19.2% of revenues as compared to an operating loss of $73,932 or 2.2% or revenues during the three months ended June 30, 1996.

         Other income (deductions) for the three months ended June 30, 1997 were ($21,578) as compared to ($14,823) in the three months ended June 30, 1996. The primary reasons for the $6,755 net increase in other income (deductions) were a $11,115 increase in interest income, which was offset by an increase in interest expense of $8,256, which was the result of capital lease payments on new machinery and equipment.

         In the three months ending June 30, 1997, the Company also recorded income tax benefits of $312,725, which will be used to offset future income tax liabilities.

         The preceding factors combined to show a net loss of $449,640 in the three months ended June 30 1997, as compared to a net loss of $67,956 for the three months ended June 30 1996.


Liquidity and Capital Resources
-------------------------------

         The Company had working capital of $765,227 at June 30 1997, which represented a net change of $1,995,315 or 162% from the working capital deficit of $1,230,088 at June 30, 1996. The increase in working capital was mainly due to the realization of the net proceeds from the Company's initial public offering ("IPO") in November 1996. The Company's cash position increased from $22,802 on June 30, 1996 to $598,790 on June 30 1997. This also was related to the realization of the net proceeds from the Company's IPO in November 1996.

         The Company's operating activities (used) cash of ($2,025,386) and ($200,275) for the six months ended June 30, 1997 and 1996, respectively, and ($1,009,318) and ($354,154) for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997, cash was used to primarily finance inventory and selling expenses for five new retail showrooms. In the six months ended June 30, 1996, cash was used primarily to finance payments of payroll taxes through an employee leasing arrangement on a weekly basis on rather than on a quarterly basis as in the past. In addition, cash was used to finance the exchange of inventory for future advertising of the Company's products.

In the three months ended June 30, 1997, cash was used to continue the support of the five new showrooms and to take advantage of purchase discounts by paying vendors within 10 rather than 30 days. In addition, cash was used to finance leashold improvements on five new retail showrooms. For the three months ended June 30, 1996 cash was used to open one new showroom and to reduce the Company's payables by taking advantage of purchase discounts.

         The Company's investing activities (used) cash of ($920,626), ($194,496), ($463,296), and ($71,524) for the six months ended June 30 1997, and
1996 and the three months ended June 30, 1997 and 1996, respectively. The cash used by the Company's investing activities for the six months ended June 30, 1997, is primarily the result of the purchase of computerized machinery and equipment, which will improve operating efficiency and lower costs of manufacturing, and leasehold improvements for four new showrooms. Also, certain executive officers repaid approximately $37,000 of officers loans. The cash used for the six months ended June 30 1996 was the result of purchases of property and equipment. The cash used by investing activity for the three months ended June 30, 1997 was the result of purchases of property and equipment. The cash used by investing activity for the three months ended June 30, 1996 was the result of security deposits on new retail showrooms and a short-term loan to certain corporate officers.

         The Company's financing activities provided cash of $366,714, $479,009, $508,053 and $453,353 for the six months ended June 30, 1997, and 1996, and the three months ended June 30, 1997 and 1996, respectively . The cash provided by financing activities for the six months ended June 30, 1997, was the result of capital leases which the company used toward the purchase of machinery and equipment. The cash provided by the Company's financing activities for the six months ended June 30, 1996, primarily consisted of the proceeds received from short-term bank borrowing, which was offset by payments on capital leases and repayment of sales tax on account. The cash provided by investing activities for the three months ended June 30, 1997, was the result of proceeds from capital leases which the company used toward the purchase of machinery and equipment. The cash provided for the three months ended June 30, 1996, was the result of a bank line of credit which bore interest at prime plus 2% and was repaid with the proceeds of the IPO.

         The Company expects that cash flow from operations together with the remaining net proceeds from its IPO will be sufficient to fund the Company's business operations, including the planned expansion of its retail showrooms, for at least the next nine months. If such sources should prove insufficient, the Company would either curtail its expansion plans or seek to raise funds through bank borrowings or sales of its securities. However, there is no assurance that such borrowings or securities sales could be achieved on terms acceptable to the Company, if at all. The Company may also apply for a bank line of credit to fund short-term fluctuations in its cash flow.

         Historically, demand for the Company's products has been seasonal, with demand increasing in the third and fourth quarters, corresponding to the beginning of the school year and the holiday season. The Company generally realizes 60% of its annual revenues during those quarters.

         The Company's operations have not been materially affected by the impact of inflation.

"Safe Harbor" Statement

         Forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and such forward looking statements should not be considered guarantees of future performance. These statements are made under the "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward looking statements include the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company and an inability to arrange additional debt or equity financing.

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

Exhibits:

11       Calculation of net earnings per common share

                                 EXHIBIT NO. 11

                                 ROOM PLUS, INC.
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                 -----------------------------------------------
                  (SEE NOTE 1 OF NOTES TO FINANCIAL STATEMENTS)

                                               Six Months Ended June 30,
                                               -------------------------

                                                 1997           1996
                                                ------        -------

PRIMARY
   NET EARNINGS (LOSS) APPLICABLE TO
     COMMON STOCK                             $  (932,149)   $    1,075
                                              ===========    ==========

SHARES
   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                        4,385,000     2,325,000

PRIMARY EARNINGS (LOSS) PER
   COMMON SHARE                               $     (0.21)   $ --
                                              ===========    ==========



ASSUMING FULL DILUTION
   NET EARNINGS (LOSS) APPLICABLE TO
     COMMON STOCK                             $  (932,149)   $    1,075
                                              ===========    ==========

SHARES
   WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                         4,385,000     2,325,000

ASSUMING EXERCISE OF OPTIONS AND WARRANTS
   WHICH COULD HAVE BEEN PURCHASED WITH THE
   PROCEEDS FROM THE EXERCISE OF SUCH
   OPTIONS AND WARRANTS                           849,067     1,333,750
                                              -----------    ----------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING AS ADJUSTED                      5,234,067     3,691,667
                                              ===========    ==========

EARNINGS (LOSS) PER COMMON SHARE ASSUMING
   FULL DILUTION                              $     (0.18)   $ --
                                              ===========    ==========

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                     ROOM PLUS, INC.



Date: August 14, 1997                                By: /s/ William Halpern
                                                         -------------------
                                                     William Halpern
                                                     Chief Financial Officer