Form 10QSB
period 1997-09-30
ROOM PLUS INC
filed 1997-11-13
CIK 1009773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                        PERIOD ENDED SEPTEMBER 30, 1997.

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number 1-14478

                                 ROOM PLUS, INC.
        (Exact name of small business issuer as specified in its charter)

                     NEW YORK                         11-2622051
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                               91 Michigan Avenue
                               Paterson, NJ 07503
                    (Address of principal executive offices)

                                 (973) 523-4600
                (Issuer's telephone number, including area code)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

The number of shares outstanding of the Issuer's Common Stock $.00133 par value, as of November 10, 1997 was 4,385,000.

The number of the Issuer's Common Stock Purchase Warrants outstanding as of November 10, 1997 was 2,530,000.

                 Transitional small business disclosure format:

                                 Yes ___ No _X_

                                 ROOM PLUS, INC.
                                   FORM 10-QSB


                                      INDEX

Part I            FINANCIAL INFORMATION                                     PAGE
------            ---------------------                                     ----

Item 1.           Financial Statements

                  Balance Sheet as of September 30, 1997                       1

                  Statements of Operations for the three and nine
                  months ended September 30, 1997 and 1996                     2

                  Statement of Changes in Shareholders' Equity
                  for the nine months ended September 30, 1997                 3

                  Statements of Cash Flows for the three and nine
                  months ended September 30, 1997 and 1996                     4

                  Notes to Financial Statements                                5

Item 2.           Management's Discussions and Analysis of
                  Financial Condition and Results of Operations                6


Part II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                             9

(a)               Exhibit Index

Number            Exhibit Description

11                Calculation of Earnings (Loss) Per Common Share             10

Signatures                                                                    11

                                 ROOM PLUS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                               September 30, 1997

ASSETS
Current Assets
   Cash...........................................................   $  149,631
   Investments in short-term certificate of deposits..............      100,000
   Inventory......................................................    1,868,123
   Accounts receivable............................................       94,877
   Notes receivable, officers.....................................       12,000
   Deferred income taxes..........................................      215,000
   Prepaid expenses...............................................      572,074
                                                                     ----------
     Total Current Assets.........................................    3,011,705
                                                                     ----------

Property and Equipment, at cost...................................    3,741,623
   Less: Accumulated depreciation.................................    1,936,173
                                                                     ----------
                                                                      1,805,450
                                                                     ----------
Other Assets
   Security deposits..............................................      165,183
   Deferred charges...............................................      128,490
   Notes receivable, officers.....................................      182,606
   Deferred income taxes..........................................      769,800
                                                                     ----------
                                                                      1,246,079
                                                                     ----------
                                                                     $6,063,234
                                                                     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt..............................   $  209,651
   Notes payable - bank...........................................       50,000
   Due to related companies.......................................      328,093
   Accounts payable and accrued expenses..........................      875,026
   Payroll and sales taxes payable................................      159,260
   Customer deposits and other advances...........................      606,710
                                                                     ----------
     Total Current Liabilities....................................    2,228,740
                                                                     ----------

Long -Term Debt, less current portion.............................      498,195
                                                                     ----------

Stockholders' Equity
   Capital stock
     Authorized, 10,000,000 shares at $.00133 par value;
       4,385,000 shares issued and outstanding....................        5,832
   Additional paid-in capital.....................................    6,512,645
   Deficit........................................................   (3,182,178)
                                                                     ----------
                                                                      3,336,299
                                                                     ----------
                                                                     $6,063,234
                                                                     ==========

                                 ROOM PLUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Nine Months Ended             Three Months Ended
                                              September 30                   September 30
                                      ---------------------------     ---------------------------
                                         1997            1996            1997            1996
                                      -----------     -----------     -----------     -----------
Revenues ..........................   $12,145,971     $10,545,010     $ 4,862,979     $ 3,873,928

Cost of goods sold ................     4,941,867       4,242,185       1,922,345       1,607,680
                                      -----------     -----------     -----------     -----------

Gross profit ......................     7,204,104       6,302,825       2,940,634       2,266,248
                                      -----------     -----------     -----------     -----------

Expenses
     Selling ......................     6,881,465       4,682,835       2,402,519       1,697,409
     General and administrative ...     2,193,134       1,443,072         743,786         409,939
                                      -----------     -----------     -----------     -----------

                                        9,074,599       6,125,907       3,146,305       2,107,348
                                      -----------     -----------     -----------     -----------

Earnings (loss) from operations ...    (1,870,495)        176,918        (205,671)        158,900
                                      -----------     -----------     -----------     -----------

Other income (deductions)
     Interest income ..............        51,372          10,052          11,678          19,284
     Interest expense .............       (77,067)        (45,318)        (26,273)        (21,892)
     Miscellaneous income (expense)        16,809          16,016          20,000              --
                                      -----------     -----------     -----------     -----------
                                           (8,886)        (19,250)          5,405          (2,608)
                                      -----------     -----------     -----------     -----------

Earnings (loss) before income
   taxes (benefits) ...............    (1,879,381)        157,668        (200,266)        156,292
Income taxes (benefits) ...........      (808,605)        19, 572         (61,639)         19,272
                                      -----------     -----------     -----------     -----------

     Net earnings (loss) ..........   $(1,070,776)    $   138,096     $  (138,627)    $   137,020
                                      ===========     ===========     ===========     ===========

Weighted average common
     shares outstanding ...........     4,385,000       3,559,028       4.385.000       3,559,028
                                      ===========     ===========     ===========     ===========

Net earnings (loss) per share .....   $      (.24)    $       .04     $      (.03)    $       .04
                                      ===========     ===========     ===========     ===========

                                                  ROOM PLUS, INC.

                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                    (Unaudited)

                                         Issued and             Issued and
                            Authorized   Outstanding            Outstanding               Additional
                              Common       Common                 Common                   Paid-in
                              Shares       Shares      Amount    Warrants      Amount      Capital        Deficit          Total
                            ----------    ---------    ------    ---------    --------    ----------    -----------     -----------

BALANCE -
January 1, 1997             10,000,000    4,385,000    $5,832    2,530,000    $253,000    $6,259,645    $(2,111,402)    $ 4,407,075

Net loss for the
nine months ended
September 30, 1997                  --           --        --           --          --            --     (1,070,776)     (1,070,776)
                            ----------    ---------    ------    ---------    --------    ----------    -----------     -----------

BALANCE -
September 30, 1997          10,000,000    4,385,000    $5,832    2,530,000    $253,000    $6,259,645    $(3,182,178)    $ 3,336,299
                            ==========    =========    ======    =========    ========    ==========    ===========     ===========

                                 ROOM PLUS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended               Three Months Ended
                                                                                September 30                    September 30
                                                                        ---------------------------       -------------------------
                                                                           1997             1996            1997            1996
                                                                        -----------       ---------       ---------       ---------
Cash Flows from Operating Activities
    Net earning (loss) ...........................................      $(1,070,776)      $ 138,096       $(138,627)      $ 137,020
    Adjustments to reconcile net earnings (loss)  to net
      cash provided by (used in) operating activities
    Depreciation .................................................          184,074          77,634          76,561          25,097
    Reserve for bad debts ........................................               --              --              --         (77,412)
    Deferred income taxes ........................................         (811,423)         19,200         (62,900)         18,900
    (Increase) decrease in operating assets
      Accounts receivable ........................................          (55,989)         66,307         (18,024)         92,126
      Inventories ................................................         (417,716)       (178,093)        (83,233)       (140,726)
      Prepaid expenses ...........................................         (196,536)       (217,978)        (88,132)        (32,320)
      Deferred charges ...........................................          112,290         (37,212)         34,381         (49,412)
    Increase (decrease) in operating liabilities
      Accounts payable, accrued expenses and
       other liabilities .........................................         (185,892)        270,969        (120,813)        305,266
      Payroll and sales taxes payable ............................           36.488         (20,202)         20,693          48,478
      Cash surrender value, officers' life insurance .............               --           5,318              --              --
                                                                        -----------       ---------       ---------       ---------

      Net cash provided by (used in)
        operating activities .....................................       (2,405,480)        124,039        (380,094)        327,017
                                                                        -----------       ---------       ---------       ---------

Cash Flows from Investing Activities
     Purchases of property and equipment .........................         (921,540)       (268,565)        (68,128)       (161,907)
     Net loans (to) from certain shareholders ....................           31,086         (48,940)         (7,334)         (3,291)
     Increase in investments .....................................         (100,000)             --              --              --
     Increase in security deposits and other assets ..............           (5,634)        (46,521)             --          (6,886)
                                                                        -----------       ---------       ---------       ---------

      Net cash used in investing activities ......................         (996,088)       (364,026)        (75,462)       (172,084)
                                                                        -----------       ---------       ---------       ---------

Cash Flows from Financing Activities
    Net proceeds (repayment) of short-term debt ..................          (25,000)        395,000          50,000        (150,000)
    Net proceeds (repayment) of long-term debt ...................          398,111        (153,448)        (43,603)        (87,606)
    Proceeds from issuance of common stock .......................               --         332,690              --         332,690
    Charges in connection with initial
      public offering ............................................               --        (153,209)             --        (153,209)
                                                                        -----------       ---------       ---------       ---------
      Net cash provided by (used in)
        financing activities .....................................          373,111         421,033           6,397         (58,125)
                                                                        -----------       ---------       ---------       ---------

Net Increase (Decrease) in Cash ..................................       (3,028,457)        181,046        (449,159)         96,808

Cash (overdraft), beginning of period ............................        3,178,088         (61,436)        598,790          22,802
                                                                        -----------       ---------       ---------       ---------

Cash, end of period ..............................................      $   149,631       $ 119,610       $ 149,631       $ 119,610
                                                                        ===========       =========       =========       =========

                                 ROOM PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1:      BASIS OF PRESENTATION
             ---------------------

             The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Room Plus, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

             In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

             The results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of the operating results for the full year. Certain amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on net earnings or loss.


Note 2:      INVENTORIES
             -----------

             Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                             September 30        December 31
                                             ------------        -----------
                                                 1997               1996
                                             ------------        -----------

             Showrooms                        $1,474,458         $1,151,107
             Work in process                      30,602              8,802
             Raw materials                       363,063            290,498
                                              ----------         ----------
                                              $1,868,123         $1,450,407
                                              ==========         ==========

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Nine Months Ended September 30, 1997 and 1996

        Revenues for the nine months ended September 30, 1997 totaled $12,145,971 as compared to $10,545,010 for the nine months ended September 30, 1996 an increase of $1,600,961 or 15.2%. Existing store revenue decreased $759,365 as compared to September 30, 1996, while six new showrooms realized $2,360,326 in revenues during the same period.

        Cost of goods sold totaled $4,941,867 or 40.7% of revenues for the first nine months of 1997 as compared to $4,242,185 or 40.2% of revenues for the first nine months of 1996. This increase of $699,682 or 16.5% was primarily the result of the increase sales in volume.

        As a result of the foregoing, the Company realized an increase in gross profit in 1997 as compared to 1996, with a gross profit of $7,204,104 or 59.3% of revenues in the first nine months of 1997 as compared to $6,302,825 or 59.8% of revenues achieved during the same period in 1996.

        Selling, general and administrative expenses totaled $9,074,599 for the first nine months of 1997 as compared to $6,125,907 for the first nine months of 1996. The increase of $2,948,692 or 48.1% was primarily the result of increased professional fees and expenses associated with the opening of six new showrooms, including, but not limited to, an increase in occupancy costs, salaries, commissions and advertising expense.

        Operating loss for the period ended September 30, 1997 was $1,870,495 or 15.4% of revenues as compared to operating income of $176,918 during the period ended September 30, 1996.

        Other income (deductions) for the period ended September 30, 1997 was ($8,886) as compared to ($19,250) for September 30, 1996. The decrease in other income (deductions) of $10,364 is primarily due to an increase of interest income of approximately $40,000 which was offset by an increase in interest expense of approximately $30,000 from the leasing of new machinery and equipment.

        For the first nine months of 1997, the Company also has recorded net deferred income tax benefits of $808,605, which will be used to offset future income tax liabilities.

        Due to the combination of the preceding factors, the Company realized a net loss of $1,070,776 or 8.8% of revenues during the nine months ended September 30, 1997 as compared to net income of $138,096 or 1.3% during the nine months ended September 30, 1996.


Three Months Ended September 30, 1997 and 1996

        Revenues for the three months ended September 30, 1997, totaled $4,862,979 as compared to $3,873,928 for the three months ended September 30 1996, an increase of $989,051 or 25.5%. This increase is primarily due to the opening of six additional retail showrooms.

        Cost of goods sold for the three months ended September 30, 1997, were $1,922,345 or 39.5% of revenues as compared to $1,607,680 or 41.5% of revenues for the same period in 1996. This increase of $314,665 or 19.6% is primarily due to costs associated with the increase in revenues. Cost of goods sold decreased as a percentage of revenues due to the continued efficiencies gained through the introduction of new machinery and equipment.

        As a result of the foregoing, the Company realized a gross profit in the three months ended September 30, 1997 of $2,940,634 or 60.5% of revenue as compared to 1996, with a gross profit of $2,266,248 or 58.5% of revenues.

        Selling, general and administrative expenses amounted to $3,146,305 or 64.7% of revenues for the three months ended September 30, 1997, compared to $2,107,348 or 54.4% of revenues for the three months ended September 30, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


        The increase of $1,038,957 or 49.3% was primarily the result of expenses associated with the opening of six new showrooms, including, but not limited to, an increase in occupancy costs, salaries, commissions and advertising expense.

        Due to the increase in expenses, the Company realized an operating loss for the three months ended September 30, 1997, of $205,671 or 4.2% of revenues as compared to operating earnings of $158,900 or 4.1% or revenues during the three months ended September 30, 1996.

        Other income (deductions) for the three months ended September 30, 1997 were $5,405 as compared to ($2,608) in the three months ended September 30, 1996. The primary reasons for the $8,013 net increase in other income were a $20,000 gain on the sale of equipment offset by a net increase in interest expense of approximately $12,000, which was the result of capital leases on new machinery and equipment.

        In the three months ending September 30, 1997, the Company also recorded income tax benefits of $61,639, which will be used to offset future income tax liabilities.

        The preceding factors combined to show a net loss of $138,627 in the three months ended September 30 1997, as compared to net earnings of $137,020 for the three months ended September 30 1996.


Liquidity and Capital Resources

        The Company had working capital of $782,965 at September 30 1997, which represented a net change of $1,989,045 or 165% from the working capital deficit of $1,206,080 at September 30, 1996. The increase in working capital was mainly due to the realization of the net proceeds from the Company's initial public offering ("IPO") in November 1996.

        The Company's operating activities provided (used) cash of $(2,405,480) and $124,039 for the nine months ended September 30, 1997 and 1996, respectively, and $(380,094) and $327,017 for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, cash was used to primarily finance inventory and selling expenses for six new retail showrooms. In the nine months ended September 30, 1996, cash was provided primarily from earnings and an increase in accounts payable and accrued expenses.

        In the three months ended September 30, 1997, cash was used to continue the support of the six new showrooms and to take advantage of purchase discounts by paying vendors within 10 rather than 30 days. For the three months ended September 30, 1996 cash was provided by earnings and an increase in accounts payable, which were partly offset by increased inventory levels.

        The Company's investing activities used cash of $996,088, $364,026, $75,462, and $172,084 for the nine months ended September 30, 1997 and 1996 and the three months ended September 30, 1997 and 1996, respectively. The cash used by the Company's investing activities for the nine months ended September 30, 1997, is primarily the result of the purchase of computerized machinery and equipment, which will improve operating efficiency and lower costs of manufacturing as well as provide improvements to new showrooms. The cash used for the nine months ended September 30, 1996 was the result of purchases of equipment. The cash used by investing activity for the three months ended September 30, 1997 was the result of purchases of property and equipment. The cash used by investing activity for the three months ended September 30, 1996 was the result of purchases of equipment as well as improvements to three new retail showrooms.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

        The Company's financing activities provided (used) cash of $373,111, $421,033, $6,397 and $(58,125) for the nine months ended September 30, 1997 and 1996, and the three months ended September 30, 1997 and 1996, respectively. The cash provided by financing activities for the nine months ended September 30, 1997, was the result of capital leases which the company used toward the purchase of machinery and equipment. The cash provided by the Company's financing activities for the nine months ended September 30, 1996, was the result of borrowings from the Company's line of credit and the net proceeds from the sale of common stock. The cash used for the three months ended September 30, 1996, was the result of expenses associated with the IPO and a partial repayment of the Company's line of credit.

        The Company expects that cash flow from operations together with the remaining net proceeds from its IPO will be sufficient to fund the Company's business operations for at least the next six months. If such sources should prove insufficient, the Company would either curtail its expansion plans or seek to raise funds through bank borrowings or sales of its securities. However, there is no assurance that such borrowings or securities sales could be achieved on terms acceptable to the Company, if at all. The Company may also utilize its available bank line of credit to fund short-term fluctuations in its cash flow.

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

Part II.
                                OTHER INFORMATION

        Item 1. - Legal Proceedings
             Not applicable
        Item 2. - Changes in Securities
             Not applicable
        Item 3. - Defaults upon Senior Securities
             Not applicable
        Item 4. - Submission of Matters to a Vote of Security Holders
             Not applicable
        Item 5. - Other Information
             Not applicable
        Item 6. - Exhibits and Reports on Form 8-K
                 (a) Exhibits:
                     Exhibits description
                         11  Calculation of net earnings per common share
                 (b) Reports on Form 8-K:
                         None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 13, 1997                           ROOM PLUS, INC.




                                             By:  /s/ Jay H. Goldberg
                                                  -------------------
                                                  Name:  Jay H. Goldberg
                                                  Title: Chief Financial Officer