Form 10QSB/A
period 1997-09-30
ROOM PLUS INC
filed 1997-12-12
CIK 1009773

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                Amendment No.: 1

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

                                 ROOM PLUS, INC.
                                  FORM 10-QSB/A

This Form 10-QSB/A amends the following items of the Company's Quarterly Report on From 10-QSB previously filed with the Securities and Exchange commission on November 13, 1997.


                                      INDEX

Part I            FINANCIAL INFORMATION                                PAGE
------            ---------------------                                ----
Item 1.           Financial Statements

                  Balance Sheet as of September 30, 1997                 1

                  Statements of Operations for the three and nine
                  months ended September 30, 1997 and 1996               2

                  Statement of Changes in Shareholders' Equity
                  for the nine months ended September 30, 1997           3

                  Statements of Cash Flows for the three and nine
                  months ended September 30, 1997 and 1996               4

                  Notes to Financial Statements                          5

Item 2.           Management's Discussions and Analysis of
                  Financial Condition and Results of Operations          6


Part II           OTHER INFORMATION
-------           -----------------
Item 6.           Exhibits and Reports on Form 8-K                       9

(a)               Exhibit Index

Number            Exhibit Description
------            -------------------
11                Calculation of Earnings (Loss) Per Common Share       10
                  Press Release                                         11

Signatures                                                              12

                                 ROOM PLUS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                               September 30, 1997

ASSETS
Current Assets                                                                          Restated
                                                                                       ----------
   Cash.........................................................................     $   149,631
   Investments in short-term certificate of deposits............................         100,000
   Inventory....................................................................       1,868,123
   Accounts receivable..........................................................          94,877
   Notes receivable, officers...................................................          12,000
   Deferred income taxes........................................................         215,000
   Prepaid expenses.............................................................         572,074
                                                                                     -----------
     Total Current Assets.......................................................       3,011,705
                                                                                     -----------

Property and Equipment, at cost.................................................       3,741,623
   Less: Accumulated depreciation...............................................       1,936,173
                                                                                     -----------
                                                                                       1,805,450
                                                                                     -----------
Other Assets
   Security deposits............................................................         165,183
   Deferred charges.............................................................         128,490
   Notes receivable, officers...................................................         182,606
   Deferred income taxes........................................................         892,600
                                                                                     -----------
                                                                                       1,368,879
                                                                                     -----------
                                                                                      $6,186,034
                                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt............................................     $   209,651
   Notes payable - bank.........................................................          50,000
   Due to related companies.....................................................         328,093
   Accounts payable and accrued expenses........................................       1,158,539
   Payroll and sales taxes payable..............................................         159,260
   Customer deposits and other advances.........................................         606,710
                                                                                     -----------
     Total Current Liabilities..................................................       2,512,253
                                                                                     -----------

Long-Term Debt, less current portion  ..........................................         498,195
                                                                                     -----------

Stockholders' Equity
   Capital stock
     Authorized, 10,000,000 shares at $.00133 par value; 4,385,000 shares
       issued and outstanding...................................................           5,832
   Additional paid-in capital...................................................       6,512,645
   Deficit......................................................................      (3,342,891)
                                                                                     -----------
                                                                                       3,175,586
                                                                                     -----------
                                                                                      $6,186,034
                                                                                     ===========

                                 ROOM PLUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Nine Months Ended                  Three Months Ended
                                                       September 30                       September 30
                                             --------------------------------      ---------------------------
                                                   1997            1996                 1997          1996
                                             --------------------------------      ---------------------------
                                                  Restated                            Restated
                                             ----------------                      --------------
Revenues....................................    $12,145,971    $10,545,010           $4,862,979     $3,873,928

Cost of goods sold..........................      5,029,014      4,242,185            2,009,492       1607,680
                                                -----------    -----------           ----------     ----------

Gross profit................................      7,116,957      6,302,825            2,853,487      2,266,248
                                                -----------    -----------           ----------     ----------

Expenses
     Selling................................      7,017,136      4,682,835            2,538,190      1,697,409
     General and administrative.............      2,253,829      1,443,072              804,481        409,939
                                                -----------    -----------           ----------     ----------

                                                  9,270,965      6,125,907            3,342,671      2,107,348
                                                -----------    -----------           ----------     ----------

Earnings (loss) from operations                  (2,154,008)       176,918            (489,184)       158,900
                                                -----------    ------------          ----------     ----------

Other income (deductions)
     Interest income........................         51,372         10,052               11,678         19,284
     Interest expense.......................        (77,067)       (45,318)             (26,273)       (21,892)
     Miscellaneous income (expense).........         16,809         16,016               20,000             --
                                                ------------   ------------          -----------    -----------
                                                     (8,886)       (19,250)               5,405         (2,608)
                                                -----------    -------------         -----------    ----------

Earnings (loss) before income
   taxes (benefits).........................     (2,162,894)       157,668             (483,779)       156,292
Income taxes (benefits).....................       (931,405)        19,572             (184,439)        19,272
                                                -----------    -------------         ----------     -----------

     Net earnings (loss)....................    $(1,231,489)   $   138,096           $ (299,340)    $  137,020
                                                ===========    ===========           ==========     ==========

Weighted average common
     shares outstanding.....................      4,385,000      3,559,028            4.385.000      3,559,028
                                                ===========    ===========           ==========     ===========

Net earnings (loss) per share...............    $      (.28)   $       .04           $     (.07)    $      .04
                                                ===========    ===========           ==========     ===========

                                 ROOM PLUS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)
                                    Restated


                                    Issued and               Issued and
                      Authorized    Outstanding              Outstanding              Additional
                       Common        Common                  Common                    Paid-in
                       Shares        Shares         Amount   Warrants        Amount    Capital         Deficit         Total
                      -----------   -----------     -------  ------------   --------  -------------   ------------   ------------

BALANCE -
January 1, 1997        10,000,000     4,385,000      $5,832     2,530,000   $253,000     $6,259,645   $ (2,111,402)   $ 4,407,075

Net loss for the
nine months ended
September 30, 1997            --             --          --            --         --             --     (1,231,489)    (1,231,489)
                      -----------   -----------     -------  ------------   --------  -------------   -------------  -------------

BALANCE -
September 30, 1997     10,000,000     4,385,000      $5,832     2,530,000   $253,000     $6,259,645   $ (3,342,891)   $ 3,175,586
                       ==========     =========      ======     =========   ========     ==========   ============    ===========


                                 ROOM PLUS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended             Three Months Ended
                                                                  September 30                   September 30
                                                       ------------------------------    ---------------------------
                                                             1997           1996            1997             1996
                                                       --------------- --------------    ------------    -----------
                                                           Restated                         Restated
                                                       ---------------                   ------------
Cash Flows from Operating Activities
    Net earning (loss)............................         $(1,231,489)      $138,096       $(299,340)      $137,020
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities
    Depreciation..................................             184,074         77,634          76,561         25,097
    Reserve for bad debts.........................                  --             --              --        (77,412)
    Deferred income taxes ........................            (934,223)        19,200        (185,700)        18,900
    (Increase) decrease in operating assets
      Accounts receivable.........................             (55,989)        66,307         (18,024)        92,126
      Inventories.................................            (417,716)      (178,093)        (83,233)      (140,726)
      Prepaid expenses............................            (196,536)      (217,978)        (88,132)       (32,320)
      Deferred charges............................             112,290        (37,212)         34,381        (49,412)
    Increase (decrease) in operating liabilities
      Accounts payable, accrued expenses and
       other liabilities..........................              97,621        270,969         162,700        305,266
      Payroll and sales taxes payable.............              36.488        (20,202)         20,693         48,478
      Cash surrender value, officers' life insurance                --          5,318              --             --
                                                           ------------      --------       ----------      --------

      Net cash provided by (used in)
        operating activities......................          (2,405,480)       124,039        (380,094)       327,017
                                                           ------------      --------       ----------      --------

Cash Flows from Investing Activities
     Purchases of property and equipment..........            (921,540)      (268,565)        (68,128)      (161,907)
     Net loans (to) from certain shareholders.....              31,086        (48,940)         (7,334)        (3,291)
     Increase in investments......................            (100,000)            --              --             --
     Increase in security deposits and other assets             (5,634)      ( 46,521)             --         (6,886)
                                                           ------------      --------       ----------      --------

      Net cash used in investing activities.......            (996,088)      (364,026)        (75,462)      (172,084)
                                                           ------------      --------       ----------      --------

Cash Flows from Financing Activities
    Net proceeds (repayment) of short-term debt...             (25,000)       395,000          50,000       (150,000)
    Net proceeds (repayment) of long-term debt....             398,111       (153,448)        (43,603)       (87,606)
    Proceeds from issuance of common stock........                  --        332,690              --        332,690
    Charges in connection with initial
      public offering.............................                  --       (153,209)             --       (153,209)
                                                           ------------      --------       ----------      --------
      Net cash provided by (used in)
        financing activities......................             373,111        421,033           6,397        (58,125)
                                                           ------------      --------       ----------      --------

Net Increase (Decrease) in Cash...................          (3,028,457)       181,046        (449,159)        96,808

Cash (overdraft), beginning of period.............           3,178,088        (61,436)        598,790         22,802
                                                           ------------      --------       ----------      --------

Cash, end of period...............................         $   149,631       $119,610       $ 149,631       $119,610
                                                           ============      ========       ==========      ========

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


Note 2:      INVENTORIES

             Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:


                                     September 30       December 31
                                     -------------      -------------
                                          1997               1996
                                     -------------      -------------

             Showrooms                  $1,474,458        $1,151,107
             Work in process                30,602             8,802
             Raw materials                 363,063           290,498
                                     -------------      ------------
                                        $1,868,123        $1,450,407
                                     =============      ============

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

        Cost of goods sold totaled $5,029,014 or 41.4% of revenues for the first nine months of 1997 as compared to $4,242,185 or 40.2% of revenues for the first nine months of 1996. This increase of $786,829 or 18.5% was primarily the result of the increase sales in volume.

        As a result of the foregoing, the Company realized an increase in gross profit in 1997 as compared to 1996, with a gross profit of $7,116,957 or 58.6% of revenues in the first nine months of 1997 as compared to $6,302,825 or 59.8% of revenues achieved during the same period in 1996.

        Selling, general and administrative expenses totaled $9,270,965 for the first nine months of 1997 as compared to $6,125,907 for the first nine months of 1996. The increase of $3,145,058 or 51.3% was primarily the result of increased professional fees and expenses associated with the opening of six new showrooms, including, but not limited to, an increase in occupancy costs, salaries, commissions and advertising expense.

        Operating loss for the period ended September 30, 1997 was $2,154,008 or 17.7% of revenues as compared to operating income of $176,918 during the period ended September 30, 1996.

        Other income (deductions) for the period ended September 30, 1997 was ($8,886) as compared to ($19,250) for September 30, 1996. The decrease in other income (deductions) of $10,364 is primarily due to an increase of interest income of approximately $40,000 which was offset by an increase in interest expense of approximately $30,000 from the leasing of new machinery and equipment.

        For the first nine months of 1997, the Company also has recorded net deferred income tax benefits of $931,405, which will be used to offset future income tax liabilities.

        Due to the combination of the preceding factors, the Company realized a net loss of $1,231,489 or 10.1% of revenues during the nine months ended September 30, 1997 as compared to net income of $138,096 or 1.3% during the nine months ended September 30, 1996.


Three Months Ended September 30, 1997 and 1996

        Revenues for the three months ended September 30, 1997, totaled $4,862,979 as compared to $3,873,928 for the three months ended September 30 1996, an increase of $989,051 or 25.5%. This increase is primarily due to the opening of six additional retail showrooms.

        Cost of goods sold for the three months ended September 30, 1997, were $2,009,492 or 41.3% of revenues as compared to $1,607,680 or 41.5% of revenues for the same period in 1996. This increase of $401,812 or 25.0% is primarily due to costs associated with the increase in revenues. Cost of goods sold decreased as a percentage of revenues due to the continued efficiencies gained through the introduction of new machinery and equipment.

        As a result of the foregoing, the Company realized a gross profit in the three months ended September 30, 1997 of $2,853,487 or 58.7% of revenue as compared to 1996, with a gross profit of $2,266,248 or 58.5% of revenues.

        Selling, general and administrative expenses amounted to $3,342,671 or 68.7% of revenues for the three months ended September 30, 1997, compared to $2,107,348 or 54.4% of revenues for the three months ended September 30, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


        The increase of $1,235,323 or 58.6% was primarily the result of expenses associated with the opening of six new showrooms, including, but not limited to, an increase in occupancy costs, salaries, commissions and advertising expense.

        Due to the increase in expenses, the Company realized an operating loss for the three months ended September 30, 1997, of $489,184 or 10.1% of revenues as compared to operating earnings of $158,900 or 4.1% or revenues during the three months ended September 30, 1996.

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

        In the three months ending September 30, 1997, the Company also recorded income tax benefits of $184,439, which will be used to offset future income tax liabilities.

        The preceding factors combined to show a net loss of $299,340 in the three months ended September 30 1997, as compared to net earnings of $137,020 for the three months ended September 30 1996.


Liquidity and Capital Resources

        The Company had working capital of $499,452 at September 30 1997, which represented a net change of $1,705,532 or 141% from the working capital deficit of $1,206,080 at September 30, 1996. The increase in working capital was mainly due to the realization of the net proceeds from the Company's initial public offering ("IPO") in November 1996.

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

Part II.
                                OTHER INFORMATION

        Item 1. - Legal Proceedings
             Not applicable
        Item 2. - Changes in Securities
             Not applicable
        Item 3. - Defaults upon Senior Securities
             Not applicable
        Item 4. - Submission of Matters to a Vote of Security Holders
             Not applicable
        Item 5. - Other Information
             On December 12, 1997, the Company issued a press release announcing that it has restated its financial results for the three months and nine months ended September 30, 1997 to correct an accounting error. A copy of the press release is attached hereto.
        Item 6. - Exhibits and Reports on Form 8-K
                (a) Exhibits:
                    Exhibits description
                        11  Calculation of net earnings per common share
                (b) Reports on Form 8-K:
                        None

                                                                 Barry S. Kaplan

                                                                     Marc Zucker
                                                                  (973) 523-4600

     ROOM PLUS, INC. RESTATES LATEST QUARTERLY RESULTS TO INCLUDE ADDITIONAL
                              EXPENSES OF $283,513

Paterson, NJ, December 12, 1997 - ROOM PLUS, INC. (NASDAQ: PLUS) today announced that due to a computer error it has restated its financial results for the three months and nine months ended September 30, 1997. The error had the effect of understating expenses for such periods by $283,513, net of a tax benefit of $122,800, and thereby understating the Company's after-tax net loss for such periods by $160,713 ($.04 per share). As corrected, the Company's net loss for the three months and nine months ended September 30, 1997 were $299,340 ($.07 per share) and $1,231,489 ($.28 per share), respectively, rather than $138,627 ($.03 per share) and $1,070,776 ($.24 per share), as originally reported.

In addition, the error resulted in an understatement of the Company's total assets by $122,800, an understatement of the Company's current liabilities by $283,513 and an overstatement of the Company's stockholders' equity by $160,713. As corrected, the Company's total assets, current liabilities and stockholders' equity at September 30, 1997 were $6,186,034, $2,512,253 and $3,175,586, respectively, rather than $6,063,234, $2,228,740 and $3,336,299, as originally reported. The error did not effect the Company's reported cash position at September 30, 1997.

Marc Zucker, Chairman of the Board and Chief Executive Officer of the Company, stated: "A computer program that we use to tabulate certain employee leasing expenses failed to include the final week's expenses in computing totals for the months of August and September. The discrepancy was discovered while reviewing preliminary financial results for October and analyzing variances from prior months. The matter has been corrected by Company management and its independent accountants, and appropriate measures have been taken through related accounting controls to prevent this from happening in the future."

ROOM PLUS, INC. has specialized for the past 15 years in the design and production and retailing of modular, high pressure, mica-laminated furniture for residential uses. With its 17 retail showrooms and its 78,000 square foot manufacturing facility ROOM PLUS, INC. is the largest and leading vertically integrated mica-laminated furniture company in New York, New Jersey and Pennsylvania.

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: December 12, 1997                    ROOM PLUS, INC.




                                  By:      /s/ Jay H. Goldberg
                                           -------------------
                                           Name:  Jay H. Goldberg
                                           Title: Chief Financial Officer