Form 10KSB
period 1997-12-31
ROOM PLUS INC
filed 1998-04-03
CIK 1009773

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                       Commission file number 1-14478
December 31, 1997



                                 ROOM PLUS, INC.
                                 ---------------
                 (Name of small business issuer in its charter)

            New York                                  11-2622051
            --------                                  ----------
      (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)               Identification No.)



                 91 Michigan Avenue, Paterson, New Jersey 07503
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (973) 523-4600
                                 --------------
                           (Issuer's telephone number,
                              including area code)

Securities registered under Section 12 (b) of the Exchange Act:

      Title of each Class                                        Name of each exchange on which registered
      -------------------                                        -----------------------------------------
Common Stock, par value $.00133 per share                        NASDAQ SmallCap & Boston Stock Exchange

Redeemable Common Stock Purchase Warrants                        NASDAQ SmallCap & Boston Stock Exchange

Securities registered under Section 12 (g) of the Exchange Act:

                    Common Stock, par value $.00133 per share
                    -----------------------------------------
                                (Title of Class)

Redeemable Common Stock Purchase Warrants
-----------------------------------------
(Title of Class)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X     No
                            -----      -----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended December 31, 1997 were
                                  $16,851,321.

             The aggregate market value of the voting stock held by
        non-affiliates computed by reference to the closing price of the stock on February 27, 1998 was $6,187,222.
   The Company has not issued any stock which does not possess voting rights.



The number of shares of the issuer's Common Stock, par value $.00133 per share, outstanding as of March 20, 1998 was 4,385,000. The actual number of the issuer's Redeemable Common Stock Purchase Warrants outstanding as of
                          March 20, 1998 was 2,530,000.


Transitional Small Business Disclosure Format (check one):
            Yes         No    X
                -----       -----

                                TABLE OF CONTENTS


               ROOM PLUS, INC.                                   PAGE #
               ---------------                                   ------

PART I
   Item 1      Description of Business                              1
   Item 2      Description of Property                              5
   Item 3      Legal Proceedings                                    6
   Item 4      Submission of Matters to a Vote of Security Holders  6


PART II
   Item 5      Market for Common Equity and Related Stockholder
               Matters                                              7
   Item 6      Management's Discussion and Analysis of
               Financial Condition and Results of Operations        8
   Item 7      Financial Statements                                12
   Item 8      Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure              25


PART III
   Item 9      Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16 (a)
               of the Exchange Act                                 25
   Item 10     Executive Compensation                              26
   Item 11     Security Ownership of Certain Beneficial Owners
               and Management                                      27
   Item 12     Certain Relationships and Related Transactions      28
   Item 13     Exhibits, Lists and Reports on Form 8-K             29




SIGNATURES                                                         32



Forward Looking Statements

This Report on Form 10-KSB may contain statements that are forward-looking in nature and such statements should not be considered as guarantees of future performance because they involve many uncertainties and risks. Actual results may vary materially from projected results based upon a number of factors, including, but not limited to, the Company's ability to successfully expand its retail distribution, to further automate the manufacturing process to increase productivity and reduce costs and to compete with its direct and indirect competitors.

Item 1. Description of Business

(a) General

   The Company is a New York corporation that was organized in 1982 under the name RPF Holding Corp. ("RPF Holding") and was engaged in the retail sale of mica-laminated furniture. From 1979 to 1982, the founders of the Company had engaged in the same business under other corporate names. In March 1995, Bunk Trunk Manufacturing Company, Inc. ("Bunk Trunk"), which was the principal manufacturer of the furniture sold by RPF Holding, was merged into RPF Holding. The surviving entity in such merger, which was named TAM Industries, Inc., changed its name to Room Plus, Inc. in June 1995. The Company's principal offices are located at 91 Michigan Avenue, Paterson, New Jersey 07503, and its telephone number at that address is (973) 523-4600.

   The Company is a fully-integrated manufacturer and retailer of mica-laminated furniture for residential uses, primarily bedroom furniture for children ages three to 16 years old. The Company's products are of a modular design and are intended to be multi-functional, interchangeable and space-saving.

   The Company distributes its products through its own distribution network of 17 retail showrooms located in the greater New York City and Philadelphia metropolitan areas. Management believes that stores located in strip malls and densely populated areas offer the highest visibility of the Company's products and ease of access for the Company's targeted customers. The Company's retail showrooms range from approximately 2,000 to 5,000 square feet and yield average annual sales of $259 per square foot.

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

   Unlike many of its direct competitors, the Company uses high quality raw materials in the manufacture of its products, including high-pressure, mica-laminate that is more resistant to impact and engineered wood that has been laminated on both sides to provide greater stability and protection against warping. The quality of materials and manufacturing processes used by the Company enable it to offer a limited lifetime warranty against structural defects.

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

   The Company's manufacturing operations are conducted in a 78,000 square foot facility located in Paterson, New Jersey. In the past two years, the Company has implemented numerous changes to its manufacturing facility and processes in order to significantly reduce the future direct costs of manufacturing and to produce more contemporary styles of high quality, mica-laminated furniture.

   The Company's existing manufacturing facility currently operates on a single shift and has sufficient capacity to more than double its manufacturing volume without substantially increasing indirect costs of manufacture. During 1997, the Company established five additional retail showrooms, three in the Philadelphia metropolitan area and two in New York City. The Company continues to upgrade and automate its manufacturing process and to further reduce direct manufacturing costs.

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

(b) Manufacturing Process

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

(c) Raw Materials and Suppliers

   The raw materials used by the Company in manufacturing its products include laminate, lumber, plywood, fiberboard, engineered wood, hardware, adhesives, finishing materials and mirrored glass. Management believes that such raw materials are readily available.

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

(d) Products

   The Company manufactures and sells multi-functional high quality mica-laminated furniture designed both to make small spaces larger and to be convertible into other uses. The furniture offered by the Company is primarily made of engineered wood covered on the interior with low-pressure mica-laminate and on the exterior with high-pressure mica-laminate. The Company has begun producing a thinner, low-pressure laminated furniture line that sells at lower prices, and management believes that there is strong demand for this product line. The Company manufactures contemporary modular furniture that has rounded (post-formed) edges on tops and drawers. The benefits of rounded edges to the consumer include enhanced visual appeal and elimination of hard edges, which is an important safety consideration since the Company principally targets the children's furniture market. The Company also produces traditional square edge products.

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

(e) Gallery/Specialty Format

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

(f) Advertising and Promotion

   The Company marketing effort is supported by extensive advertising and promotion featuring the Company's slogan "Just Round the Corner" and "A LOT OF LIVING in a Little Space" motto. The Company has taken all necessary steps to register its slogan and motto. Management believes that advertising on broadcast and cable television has made the Company a household name in the area of children's furniture in the New York metropolitan area.

   For the year ended December 31, 1997, the Company's advertising budget was approximately $1,800,000 or 10.6% of revenues. The increase in advertising costs over the prior year is largely attributable to the Company's entry into metropolitan Philadelphia through the opening of three showrooms. The Company achieves savings in advertising costs through its use of an affiliated entity to purchase advertising at discounts and its strategy of making long-term advance purchases and purchasing time blocks in bulk to achieve discounted rates. The Company also advertises to a lesser extent in newspapers and on radio.

   The Company's primary target market is women in the 24 to 50 age bracket, since the Company believes they most strongly influence the buying decision for children's furniture. Much of the Company's advertising is also shown during programming for children because children may influence their parents' decision on what type of furniture to have in their rooms.

   Retail Media Plus, Inc. ("Retail Media Plus"), which is owned by three executive officers of the Company, places all of the Company's advertising and bills the Company only for the actual cost of such advertising, without any additional expenses or mark-ups. See "Certain Relationships and Related Transactions".

   Pursuant to an agreement with King Features, the Company utilizes the Dennis the Menace character as part of its corporate logo. The Company believes that this recognizable character has assisted in market recognition as the Company began its expansion in 1997 outside its traditional market areas.

(g) Expansion Strategy

   The Company's expansion strategy is primarily focused on opening additional retail showrooms in the existing markets of New York, New Jersey and greater Philadelphia, PA. In 1997, management opened two sites in the metropolitan New York area and three sites in greater Philadelphia. The Company does not plan to open new showrooms in 1998. The Company is supplementing its management information system in 1998 with point of sale equipment to permit on line order processing, and provide on demand sales and marketing information.

(h) Customer Satisfaction

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

(I) Government Regulation

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

(j) Competition

   The home furniture industry is a highly competitive and fragmented market with estimated annual U.S. sales of $49.6 billion in 1996 and estimated annual U.S. sales of $53 billion in 1997.

   The Company is the largest retailer of mica-laminated home furniture in the metropolitan New York and Philadelphia areas, where its 17 retail showrooms are located. Several small retailers such as Atlantic Furniture and Kids' Room, and large retailers, such as IKEA, also sell mica-laminated furniture similar to that sold by the Company in the same geographic region, but generally through only one or two retail outlets. The Company also competes with many companies, including much larger and diverse furniture companies, such as Huffmann Koos, Levitz, Thomasville and Drexel Heritage, that sell primarily wood furniture that is not mica-laminated.

(k) Employees

   All Company personnel are employees of Employee Solutions, Inc. ("ESI") successors to Corporate Management Group Recruiting, Inc. and their services are leased to the Company pursuant to an employee leasing agreement (the "Employee Leasing Agreement") between the Company and ESI. All references to employees herein refer to personnel whose services are leased by the Company from ESI under the Employee Leasing Agreement.

   Pursuant to the Employee Leasing Agreement, ESI is responsible for payment of all federal, state and local employment taxes and providing workers' compensation and disability coverage and other mandated employee benefits for the employees. The Company retains the right to make all decisions concerning the hiring and termination of employees. The Employee Leasing Agreement provides that it shall continue in full force and effect unless terminated by
   (i) either party for cause, as described in such agreement, (ii) the Company on thirty (30) days prior notice, or (iii) ESI on ninety (90) days prior notice.

   The Company provides intensive two-week, 100-hour training program to all sales personnel. Topics include merchandising, room layout, product knowledge and salesmanship and are taught by a full-time professional trainer. The Company believes that a well-trained sales force helps increase sales, encourages repeat customers and minimizes employee turnover. The Company attempts to select its retail managers from the pool of sales personnel employed by the Company. The average store manager has been with the Company for approximately seven years, and the vice president for sales has been with the Company for over 14 years.

   As of December 31, 1997, the Company had approximately 203 employees, of whom four were executive officers, 75 were engaged in sales, 97 were engaged in manufacturing and 27 were administrative staff. Approximately 60 of the Company's manufacturing employees are covered by a collective bargaining agreement with a local division of the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO (the "Union"). The Company entered into a three-year collective bargaining agreement with the Union in September 1997. The Company has never experienced a material work stoppage and believes that its relationship with its employees is generally satisfactory.

Item 2. Description of Property

   The Company distributes substantially all of its products through a network of Company-owned retail showrooms dedicated solely to the display of the Company's products. All of such showrooms are located in premises leased by the Company. As of the date of this 10-KSB, the Company operates 17 retail showrooms in New York, New Jersey and Pennsylvania, which showrooms are set forth below:

                                Month and Year           Square Feet
   Location                        Opened               (Approximate)
   --------                     --------------          -------------
   Manhattan (3rd Ave.), NY     June 1981                   3,500
   Manhattan (Lexington Ave.),  November 1995               2,700
   Manhattan (Broadway between
     18th & 19th Sts.), NY      September 1996              5,000
   Scarsdale, NY                January 1982                3,500
   Farmingdale, NY              February 1995               3,700
   Carle Place, NY              August 1987                 4,400
   Forest Hills, NY             October 1987                2,000
   Staten Island, NY            March 1997                  4,000
   Brooklyn, NY                 January 1997                2,700
   Paramus, NJ (Rt.4)           March 1983                  5,000
   Paramus, NJ (Rt. 17)         February 1988               5,000
   East Hanover, NJ             August 1983                 4,000
   East Brunswick, NJ           August 1985                 4,800
   Union, NJ                    October 1995                3,900
   Cherry Hill, NJ              March 1997                  5,000
   Langhorne, PA                February 1997               3,200
   King of Prussia, PA          June 1997                   4,000

   The leases for the Company's retail showrooms have terms ranging from five to 13 years and some leases contain optional renewal provisions for additional five-year periods. Certain leases require the Company to pay real estate taxes and insurance.

   The Company's retail showrooms are open seven days a week, generally from 10 a.m. to 9 p.m. Monday through Saturday and 12 p.m. to 5 p.m. on Sundays. The two retail showrooms located in Paramus, New Jersey are closed on Sundays.

   In addition to its retail showrooms, the Company currently leases a 78,000 square foot plan in Paterson, New Jersey, which houses its administrative offices, executive staff, sales and marketing staff and its manufacturing and shipping facilities. The Company leases the facility at a monthly rent of approximately $24,000, subject to annual adjustment as more fully set forth in such lease. The lease expires on May 31, 1999, and the Company has the option to renew the lease for an additional 15 year period on the same terms and conditions as the original lease, including annual adjustments in rent. The owner of the Paterson facility is M&S Realty Company, which is owned by Theodore Shapiro, the Company's Executive Vice President and Director of Manufacturing. See "Certain Relationships and Related Transactions".

Item 3. Legal Proceedings

   The Company is not a party to any material pending legal proceedings, nor, to the Company's knowledge is any material legal proceeding threatened.

Item 4. Submission of Matters to a Vote of Security Holders

   None during the fourth quarter of the year ended December 31, 1997.

PART II

Item 5. Market For Common Equity and Related Stockholder Matters

(a) Market Information

   The Company's Common Stock and Redeemable Common Stock Purchase Warrants are traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) SmallCap Market under the Symbols "PLUS" and "PLUSW" respectively, and on the Boston Stock Exchange under the symbols "RPF" and "RPF.WT", respectively. Set forth below are the range of reported high and low sales price information for the Company's Common Stock and Redeemable Common Stock Purchase Warrants for 1997 and the fourth quarter of 1996 (when the Company went public) as reported by NASDAQ. All over-the-counter market price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                              Price Per
                                   Price Per Share           Redeemable
                                     of Common              Common Stock
                                        Stock             Purchase Warrant
   Year ended December 31, 1996    ---------------        ----------------
   ----------------------------
   Fourth Quarter             High      8-7/8                   4
                              Low       4-5/8                   1-1/4

   Year ended December 31, 1997
   ----------------------------
   First Quarter              High      5-1/2                   2-7/8
                              Low       2-7/8                     21/32

   Second Quarter             High      6-1/4                   1-3/4
                              Low       3                         7/8

   Third Quarter              High      6-3/4                     11/2
                              Low       5-1/8                     3/4

   Fourth Quarter             High      8-1/4                     21/2
                              Low       2                         7/16

(b) Holders

    As of March 13, 1998, the Company had approximately 642 beneficial owners of its Common Stock and 447 record holders of its Redeemable Common Stock Purchase Warrants.

(c) Dividends

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

(d) Recent Sales of Unregistered Securities

    Effective January 31, 1997, the Company issued warrants to acquire 25,000 shares of common stock to each of three executive officers at an exercise price of $3.0625. Such warrants expire five years from the date of grant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the Company's Financial Statements (and the related notes thereto) included elsewhere in this Form 10-KSB.

    Description of Business

(a) General

    The Company is a New York corporation that was organized in 1982 under the name RPF Holding Corp. ("RPF Holding") and was engaged in the retail sale of mica-laminated furniture. From 1979 to 1982, the founders of the Company had engaged in the same business under other corporate names. In March 1995, Bunk Trunk Manufacturing Company, Inc. ("Bunk Trunk"), which was the principal manufacturer of the furniture sold by RPF Holding, was merged into RPF Holding. The surviving entity in such merger, which was named TAM Industries, Inc., changed its name to Room Plus, Inc. in June 1995. The Company is a fully-integrated manufacturer and retailer of mica-laminated furniture for residential uses, primarily bedroom furniture for children ages three to 16 years old. The Company's products are of a modular design and are intended to be multi-functional, interchangeable and space-saving.

    In November 1996, the Company completed its initial public offering ("IPO") of 1,165,000 shares of its Common Stock and 2,530,000 Redeemable Common Stock Purchase Warrants. Net proceeds to the Company after underwriting commissions, related underwriting expenses, and additional expenses incurred in connection with the offering were approximately $4,600,000.

(b) Results of Operations -- Ratios

    The following tables set forth, for the periods indicated, certain items from the Company's Statements of Operations, presented as a percentage of revenues. The operating results for any period are not necessarily indicative of results that can be expected for any future period.

                                             Years ended December 31
                                             -----------------------
                                                 1997         1996
                                                 ----         ----
    Revenues                                    100.0%       100.0%
    Cost of goods sold                           44.0%        40.3%
    Gross profit                                 56.0%        59.7%
    Selling, general & administrative expenses   71.9%        59.7%
    Loss from operations                        (15.9)%        0.0%
    Other income (deductions)                    (1.3)%        0.0%
    Net loss                                    (11.3)%        0.0%


    1997 Compared with  1996

    Revenues
    Revenues for the year ended December 31, 1997 were $16,851,321, as compared to $14,427,108 for the year ended December 31, 1996, an increase of $2,424,213 or 16.8%. This increase is primarily the result of five new showrooms in 1997. The new showrooms contributed revenues of $3,078,696 while revenues of existing showrooms decreased $654,483. Management believes that the opening of two showrooms in 1997 in the same geographic area of existing showrooms contributed to the decrease in existing showroom revenues, primarily as a result of the dilution of experienced sales personnel. The remaining three new showrooms were opened in a new geographic area for the Company and have required greater investments in personnel and advertising than anticipated to generate revenues.

    Cost of goods sold

    Cost of goods sold for the year ended December 31, 1997 was $7,418,128 or 44.0% of revenues as compared to $5,814,485 or 40.3% of revenues for the same period in 1996. The increase in cost of goods sold was primarily the result of increased production cost (labor) in anticipation of increased volume from new showrooms. As these new showrooms have taken longer than anticipated to generate the expected revenues, costs as a percentage of revenues has increased. Inventory has increased approximately $450,000 primarily due to the addition of the five aforementioned new showrooms.

    As a result of the foregoing, gross profit decreased in 1997 to 56.0% of revenues from 59.7%

    Selling, general and administrative expenses

    Selling, general and administrative expenses amounted to $12,110,370 or 71.9% of revenues in 1997 as compared to $8,613,398 or 59.7% of revenues in 1996. The increase of $3,496,972 is primarily due to expenses associated with the opening of one new showroom in late-1996 and five new showrooms in 1997. Such expenses included payroll, rent and related showroom overhead costs of $1,950,000 and an increase in advertising of $400,000.

    Other income and expenses

    Other income and expenses was a net expense of $219,679 in 1997 as compared to a net expense of $21,487 in 1996. The increase is the result of costs accrued in anticipation of closing one showroom, increased interest expense caused by the Company's use of its line of credit and the costs associated with a proposed acquisition which was terminated in 1998.

    Income before income taxes

    The preceding factors combined to produce a loss before income taxes of $2,896,856 as compared to a loss before income taxes of $22,262 in 1996.


    1996 Compared with 1995

    Revenues

    Revenues for the year ended December 31, 1996 were $14,427,108, as compared to $13,149,018 for the year ended December 31, 1995, an increase of $1,278,090 or 9.7%. This increase is primarily the result of four new showroom openings during late-1995 and 1996, which increased revenues by approximately $1,391,382. Revenues from existing showrooms also increased by $399,687. Such increases were partially offset by the closing of one showroom in 1996.

    Cost of goods sold

    Cost of goods sold for the year ended December 31, 1996 were $5,814,485 or 40.3% of revenues as compared to $6,881,282 or 52.3% of revenues for the same period in 1995. This decrease is due to changes in the manufacturing processes and sale of inventory, including a reduction of direct labor, and manufacturing overhead of $264,197 and $120,422, respectively, as compared to the same period for 1995. In addition, inventory was reduced from $1,739,995 in January 1995 to $1,229,561 in December 1995. The inventory was sold at the Paramus, New Jersey showroom, which was used as a Clearance Center for several months in 1995. At December 31, 1996 inventory increased by $220,846 to $1,450,407, primarily due to the addition of four showrooms in late- 1995 and 1996.

    As a result of the foregoing, the Company realized an increase in gross profit in 1996 as compared to 1995, with a gross profit of $8,612,623 or 59.7% of revenues in the year ended December 31, 1996, as compared to $6,267,736 or 47.7% of revenues achieved during the same period in 1995.

    Selling, general and administrative expenses

    Selling, general and administrative expenses amounted to $8,613,398 or 59.7% of revenues in 1996 as compared to $7,932,515 or 60.3% of revenues in 1995. The increase of $680,883 is primarily due to expenses associated with the opening of four new showrooms in late-1995 and 1996. Such expenses included payroll, rent and related showroom overhead expenses of $588,231 and an increase in advertising of $300,000 over the 1995 levels. These additional expenses were partially offset by a reduction in employee benefits and related Workers'

    Compensation insurance premiums achieved when the Company entered into an employee leasing agreement with ESI, Inc. in January of 1996.

    Operating income

    Operating loss for the year ended December 31, 1996 was $775 as compared to an operating loss of $1,664,779 or 12.7% of revenues during the year ended December 31, 1995. See "Liquidity and Capital Resources."

    Other income and expenses

    Other income and expenses for the year ended December 31, 1996 was a net expense of $21,487 as compared to a net expense of $159,572 in the year ended December 31, 1995. The primary reasons for the $126,900 net decrease in other expenses were a reduction in interest expenses and proceeds from an insurance claim for water damage.

    Income before income taxes

    The preceding factors combined to show an increase in net income totaling $1,802,089 in the year ended December 31, 1996 as compared to the year ended December 31, 1995. There was a net loss of $22,262 in 1996 as compared to a net loss of $1,824,351 or 13.9% of revenues in 1995.


    Liquidity and Capital Resources

    The Company had a working capital deficit of $315,361 at December 31, 1997 which represented a decrease in working capital of $3,089,849 from the working capital surplus of $2,774,488 at December 31, 1996. The decrease in the surplus is primarily caused by the Company's program to establish new showrooms and to re-merchandise and refurbish existing showrooms. The Company has substantially depleted its cash reserves and will need to seek additional capital in the near term. The Company has received several financing proposals and is currently considering such proposals and other possible financing alternatives. While there can be no assurances as to the ultimate availability or terms of such additional financing, the Company believes that sufficient financing will be available to fund its operations for at least the next twelve months.

    The Company's operating activities used cash of $2,711,402 and $989,274 for the years ended December 31, 1997 and 1996, respectively. The principal use of the cash in 1997 was to finance operating expenses and inventory associated with the opening of one showroom in late-1996 and five new retail showrooms in 1997, a $453,919 increase in inventory, a provision for closing one showroom and a $100,000 deposit in connection with a proposed acquisition. In February 1998, the Company terminated its letter of intent to acquire The Baby's Room, Inc. and Baby's Room USA, Inc. Upon such termination, the Company's deposit of $100,000 was returned.

    The Company's investing activities used cash of $514,469 and $975,506 for the years ended December 31, 1997 and 1996, respectively. The principal use of cash in 1997 and 1996 was the money expended on leasehold improvements as well as the purchase of fixtures and inventory for new showrooms and the purchase of equipment to improve manufacturing efficiency. In management's opinion, all such assets are adequately insured.

    The Company's financing activities provided cash of $233,626 and $5,204,304 for the years ended December 31, 1997 and 1996, respectively. Utilization of the Company's line of credit and borrowing for equipment acquisitions was the primary source of cash in 1997. The cash provided by the Company's financing activities for the year 1996 primarily resulted from the proceeds of the sale of common stock and warrants of $6,478,000 which was partially offset by $1,273,344 of charges connected with the IPO.

    In August 1997, the Company increased its line of credit facility from $350,000 to $500,000. Such line bears interest at the prime rate plus 2% per annum and matures in August 1998. In June 1996, the Company also obtained a bank loan in the amount of $50,000, which bore interest at prime rate plus 2% per annum. The Company repaid all outstanding balances on the bank loan and the 1996 line of credit with a portion of the net proceeds from the IPO.

    In June 1996, a bridge loan in the amount of $150,000 was obtained from four investors. The loan bore interest at the rate of 13% per annum and was due on June 18, 1997. In connection with this bridge loan, the Company issued an aggregate of 20,000 shares of Common Stock to the investors.

    In July 1996, a private placement of 500,000 shares of Common Stock at a purchase price of $.80 per share was completed by the Company (the "1996 Private Placement"). The Company received net proceeds of $332,500 from the 1996 Private Placement and such proceeds were utilized for expenses relating to the IPO, repayment of a portion of the Company's bank borrowings and working capital.

Item 7. Financial Statements

    The following financial statements are furnished as part of this Annual Report on Form 10-KSB:

    Index to Financial Statements                        Page No.
    -----------------------------                        --------
        Independent Auditors' Report                        13

        Balance Sheets as of December 31, 1997 and 1996     14

        Statements of Operations
         Years Ended December 31, 1997 and 1996             15

        Statements of Stockholders' Equity
         Years Ended December 31, 1997 and 1996             16

        Statements of Cash Flows
         Years Ended December 31, 1997 and 1996             17

        Notes to Financial Statements                       18

INDEPENDENT AUDITORS' REPORT

 Board of Directors and
   Shareholders of Room Plus, Inc.
Paterson, New Jersey

We have audited the accompanying balance sheets of Room Plus, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Room Plus, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows the years then ended in conformity with generally accepted accounting principles.

Certain conditions indicate that the Company may be unable to continue as a going concern. As discussed in Note 20 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans with regard to this matter are discussed in Note 20.





/s/ EHRENKRANTZ STERLING & CO., LLC
-----------------------------------

EHRENKRANTZ STERLING & CO., LLC
Certified Public Accountants
Roseland, New Jersey
March 30, 1998

                                 ROOM PLUS, INC.
                                 BALANCE SHEETS

                                                             December 31
                                                        ---------------------
                                                         1997          1996
                                                        ------        -------

                                    ASSETS
Current Assets
  Cash and cash equivalents...........................$  185,843   $3,178,088
  Accounts receivable.................................    67,685       38,888
  Inventories......................................... 1,904,326    1,450,407
  Notes receivable, officers..........................    12,400       48,600
  Prepaid expenses and other current assets...........   492,555      375,538
  Deferred income taxes...............................   134,500       67,329
                                                      -----------  ----------
   Total Current Assets............................... 2,797,309    5,158,850
                                                      -----------  ----------

Property and Equipment, at cost....................... 3,745,196    2,820,083
  Less accumulated depreciation....................... 1,940,893    1,752,099
                                                      -----------  ----------
                                                       1,804,303    1,067,984
                                                      -----------  ----------
Other Assets
  Security deposits...................................   165,183      159,549
  Deferred charges....................................    84,291      240,780
  Deferred income taxes............................... 1,038,500      106,048
  Notes receivable, officers..........................   177,965     177,092
                                                      -----------  ----------
                                                       1,465,939      683,469
                                                      -----------  ----------
                                                      $6,067,551   $6,910,303
                                                      ===========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt...................$  212,791   $  190,869
  Notes payable.......................................   400,070       75,000
  Due to related company..............................   258,770      135,514
  Accounts payable and accrued expenses............... 1,604,047    1,384,803
  Sales taxes payable.................................   108,475      122,772
  Customer deposits and other advances................   528,517      475,404
                                                      -----------  ----------
   Total Current Liabilities.......................... 3,112,670    2,384,362
                                                      -----------  ----------

Long-term Debt, less current portion..................   447,857      118,866
                                                      -----------  ----------

Commitments and Contingency...........................        --           --

Stockholders' Equity
  Capital stock
   Authorized, 10,000,000 shares at $.00133 par value,
   4,385,000 shares issued and outstanding............     5,832        5,832
  Additional paid-in capital.......................... 6,512,645    6,512,645
  Deficit.............................................(4,011,453)  (2,111,402)
                                                      -----------  ----------
                                                       2,507,024    4,407,075
                                                      -----------  ----------
                                                      $6,067,551   $6,910,303
                                                      ===========  ==========


See notes to financial statements.

                               ROOM PLUS, INC.
                           STATEMENTS OF OPERATIONS




                                                      Years Ended December 31
                                                    ----------------------------
                                                       1997             1996
                                                    -----------     ------------
Revenues ......................................     $16,851,321     $14,427,108

Cost of goods sold ............................       7,418,128       5,814,485
                                                   ------------     -----------

  Gross Profit ................................       9,433,193       8,612,623
                                                   ------------     -----------

Expenses
  Selling .....................................       9,979,319       7,062,219
  General and administrative ..................       2,131,051       1,551,179
                                                   ------------     -----------
                                                     12,110,370       8,613,398
                                                   ------------     -----------

Loss from operations ..........................      (2,677,177)           (775)
                                                   ------------     -----------

Other Income (Deductions)
  Interest expense ............................        (106,205)        (65,135)
  Proposed acquisition costs ..................        (104,003)             --
  Provision for store closing .................        (100,000)             --
  Interest and other income ...................          90,529          43,648
                                                   ------------     -----------
                                                       (219,679)        (21,487)

Loss before income taxes (benefits) ...........      (2,896,856)        (22,262)

Income taxes (benefits) .......................        (996,805)        (19,177)
                                                   ------------     -----------

  Net Loss ....................................    $ (1,900,051)    $    (3,085)
                                                   ============     ===========

Weighted average common shares outstanding ....       4,385,000       3,896,875
                                                   ============     ===========

Basic and diluted net loss per share ..........    $      (0.43)    $        --
                                                   ============     ===========







See notes to financial statements.

                                ROOM PLUS, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1997 AND 1996




                                          Issued and             Issued and
                             Authorized   Outstanding            Outstanding                Additional
                               Common       Common                  Common                    Paid-in
                               Shares       Shares      Amount     Warrants       Amount      Capital       Deficit        Total
                              ----------   ---------    ------   -----------     --------   ----------   -----------   ------------
Balance, December 31, 1995    10,000,000   2,325,000    $3,092            --     $     --   $1,310,729   $(2,108,317)  $  (794,496)

   Issuance of common stock                  300,000       399            --           --      240,000            --       240,399

   Issuance of common stock                   20,000        27            --           --       16,000            --        16,027

   Issuance of common stock                   75,000       100            --           --           --            --           100

   Issuance of common stock                  500,000       665            --           --      331,499            --       332,164

   Initial Public Offering                 1,165,000     1,549     2,530,000      253,000    4,361,417            --     4,615,966

   Net loss                                       --        --            --           --           --        (3,085)       (3,085)
                              ----------   ---------    ------   -----------     --------   ----------   -----------   ------------

Balance, December 31, 1996    10,000,000   4,385,000     5,832     2,530,000      253,000    6,259,645    (2,111,402)    4,407,075

   Net loss                                       --        --            --           --           --    (1,900,051)   (1,900,051)
                              ----------   ---------    ------   -----------     --------   ----------   -----------   ------------

Balance, December 31, 1997    10,000,000   4,385,000    $5,832     2,530,000     $253,000   $6,259,645   $(4,011,453)   $2,507,024
                              ----------   ---------    ------   -----------     --------   ----------   -----------   ------------

See notes to financial statements.

                                 ROOM PLUS, INC.
                            STATEMENTS OF CASH FLOWS


                                                     Years Ended December 31
                                                    --------------------------
                                                        1997             1996
                                                    -----------    -----------
Cash Flows from Operating Activities
Net loss........................................... $(1,900,051)   $    (3,085)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation ....................................     250,200        134,901
  Reserve for bad debts ...........................        --          (77,412)
  Deferred income taxes ...........................    (999,623)       (18,877)
  Loss on store closing ...........................     100,000           --
(Increase) decrease in operating assets
    Accounts receivable ...........................     (28,797)       203,687
  Inventories .....................................    (453,919)      (220,846)
  Prepaid expenses ................................    (117,017)      (230,694)
  Deferred charges ................................     156,489       (237,476)
Increase (decrease) in operating liabilities
  Accounts payable and accrued expenses ...........     295,613       (480,631)
  Sales taxes payable .............................     (14,297)       (64,159)
  Cash surrender value of officers' life insurance         --            5,318
                                                    -----------    -----------
    Net cash used in operating activities .........  (2,711,402)      (989,274)
                                                    -----------    -----------

Cash  Flows from Investing Activities
Purchases of property and equipment ...............    (544,162)      (816,210)
Net loans (to) from executive officers ............      35,327       (106,747)
Increase in security deposits and deferred charges       (5,634)       (52,549)
                                                    -----------    -----------
    Net cash used in investing activities .........    (514,469)      (975,506)
                                                    -----------    -----------

Cash Flows from Financing Activities
Net proceeds of short-term debt ...................     325,070         75,000
Repayment of long-term debt .......................     (91,444)       (75,352)
Proceeds from issuance of common stock ............        --        6,478,000
Charges in connection with initial public offering         --       (1,273,344)
                                                    -----------    -----------
    Net cash provided by financing activities .....     233,626      5,204,304
                                                    -----------    -----------

  Net Increase (Decrease) in Cash .................  (2,992,245)     3,239,524








See notes to financial statements.

Cash (Overdraft), beginning of year ...............   3,178,088        (61,436)
                                                    -----------    -----------

Cash, end of year.................................. $   185,843    $ 3,178,088
                                                    ===========    ===========







See notes to financial statements.

                                    ROOM PLUS, INC.
                             NOTES TO FINANCIAL STATEMENTS



Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        The Company is located in Paterson, New Jersey, and manufactures high quality mica furniture. The Company distributes substantially all of its products through a network of 17 Company-owned retail showrooms dedicated solely to the display of the Company's products. The retail showrooms are located in New York, New Jersey and Pennsylvania under the trade name of Room Plus Furniture.

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

        Depreciation and Amortization

        Depreciation is computed by the straight-line and various accelerated methods over the estimated useful lives of the related assets, which range between five and ten years. Amortization of leasehold improvements is computed by the straight-line method over the estimated useful lives of the related assets or the lease term, if shorter.

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

        Advertising

        The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $1,780,380 and $1,295,839 in 1997 and 1996, respectively.

        Earnings per Common Share

        In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities

                                     ROOM PLUS, INC
                             NOTES TO FINANCIAL STATEMENTS
                                      (Continued)


        or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares. Prior-period amounts have been restated, where appropriate, to conform to the requirements of FAS 128.

        For 1996, pro forma net loss per common share has been computed by dividing pro forma net loss by the pro forma number of common shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options and shares issued within one year of the public offering at less than the public offering price are assumed to be outstanding for each year presented for purposes of the per share calculation. Such incremental shares were determined utilizing the treasury stock method as if they were outstanding for all periods presented.



Note 2: INVENTORIES

        Inventories consist of the following:
                                                          December 31
                                                     ----------------------
                                                       1997         1996
                                                     ----------  ----------
           Showrooms and warehouse.................  $1,451,814  $1,151,107
           Raw materials...........................     427,254     290,498
           Work-in-process.........................      25,258       8,802
                                                     ----------  ----------
                                                     $1,904,326  $1,450,407
                                                     ==========  ==========

Note 3: PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:
                                                          December 31
                                                     ----------------------
                                                       1997         1996
                                                     ----------  ----------
        Automobiles................................  $  109,723  $   20,304
        Office furniture, fixtures and equipment...     460,283     426,149
        Factory machinery and equipment............   1,448,194   1,009,612
        Leasehold improvements.....................   1,726,996   1,364,018
                                                     ----------  ----------
                                                     $3,745,196  $2,820,083
                                                     ==========  ==========

Note 4:  LINE OF CREDIT AND BANK LOAN

        The Company has a line of credit of $500,000 from BSB Bank and Trust Company bearing interest at prime plus 2% per annum (10 1/2% at December 31, 1997) and expires in August 1998. Substantially all of the Company's assets collateralize the loan, along with personal guarantees by three executive officers of the Company.


Note 5: LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                           December 31
                                                                       -------------------
                                                                         1997       1996
                                                                       --------   --------
Obligations under capital leases are payable in monthly
installments of $15,877 maturing in 2002 and bear interest
at rates between 4.5% and 23.18%.  The obligations are
collateralized by machinery and equipment and guaranteed by
certain executive officers (see Note 6) ............................   $542,532   $ 86,558

Notes payable in monthly installments of $1,543 maturing in 2001 and bearing interest at rates between 8.74% and 9.15%, collateralized by
transportation equipment with a book value of $46,400 ..............     41,756       --

Unsecured obligation payable to a landlord which matured
in January 1998 ....................................................     10,660     91,667

Non-interest bearing note due a spouse of an executive
officer (paid in 1997) .............................................       --        9,909

Note due a finance company relating to Directors and
Officers insurance requiring monthly payments of $5,289
including interest at 7.85% and maturing in January 1999 ...........     65,700    121,601
                                                                       --------   --------
                                                                        660,648    309,735
Less current portion, including obligations under capital
leases of $126,264 and $33,391 in 1997 and 1996 ....................    212,791    190,869
                                                                       --------   --------
                                                                       $447,857   $118,866
                                                                       ========   ========


Note 5: LONG-TERM DEBT (Continued)

        Annual payments of long-term debt are as follows:

           Years ending
           December 31                                   Amount
           -----------                                   ------
             1998..................................    $212,791
             1999..................................     148,426
             2000..................................     135,205
             2001..................................     131,579

                                     ROOM PLUS, INC
                             NOTES TO FINANCIAL STATEMENTS
                                      (Continued)


             2002..................................      32,647
                                                       --------
                                                       $660,648
                                                       ========

Note 6: OBLIGATIONS UNDER CAPITAL LEASES

        The Company leases certain machinery and equipment under capital leases with a capitalized cost of $689,275 less accumulated depreciation of $98,525.

        The following is a schedule of future minimum payments required under the leases together with their present value as of December 31, 1997:

           Years Ending
           December 31                                 Amount
           -----------                                 ------
             1998..................................  $187,371
             1999..................................   171,298
             2000..................................   157,969
             2001..................................   140,414
             2002..................................    33,531
                                                     --------
                                                      690,583
        Less amount representing interest..........   148,051
                                                     --------
                                                     $542,532
                                                     ========

Note 7: RELATED PARTY TRANSACTIONS

        The aggregate balance due from certain executive officers was $190,365 and $225,692 at December 31, 1997 and 1996, respectively, which is represented by promissory notes bearing interest at 8% per annum and matures in January 1999.

        During the years ended December 31, 1997 and 1996, the Company incurred advertising costs of approximately $1,780,000 and $1,069,000, respectively, with a related company.

        The Company had a consulting agreement with a former director pursuant to which he made recommendations aimed at reducing the Company's operating costs which resulted in payments of approximately $91,000 during 1996.

        See Notes 4, 5, 9, 12 and 13 for other related party transactions.

Note 8: INCOME AND DEFERRED TAXES

        A deferred tax asset results from timing differences in the recognition of depreciation for tax and financial reporting purposes and the recognition of net operating loss carryforwards for financial statement purposes in 1997 and 1996 of approximately $2,946,000 and $198,000 for Federal income taxes. These net operating loss carryforwards expire in 2010 to 2012. In addition, net operating loss carryforwards of approximately $1,816,000, $3,010,000 and $109,000 for the States of New York,

                                     ROOM PLUS, INC
                             NOTES TO FINANCIAL STATEMENTS
                                      (Continued)


        New Jersey and Pennsylvania, respectively, expire between 2002 and 2012. The Company has provided a valuation reserve of approximately $460,000 and $39,000 in 1997 and 1996, respectively, against the future benefits of the net operating loss carryforwards.

                                     ROOM PLUS, INC
                             NOTES TO FINANCIAL STATEMENTS
                                      (Continued)



Note    8: INCOME AND DEFERRED TAXES (Continued)

        The deferred tax asset consists of the following:

                                                 December 31
                                           ----------------------
                                              1997        1996
                                           ----------   ---------
           Federal                         $1,093,000    $107,707
           State                              540,000     104,670
                                           ----------   ---------
                                            1,633,000     212,377
           Valuation allowance               (460,000)    (39,000)
                                           ----------   ---------
                                           $1,173,000    $173,377
                                           ==========    ========


        The provision (benefit) for Federal and State income taxes is comprised of the following:

                                                  Years Ended December 31
                                                  -----------------------
                                                      1997         1996
                                                  ----------   ---------
        Current income taxes (benefits)
           Federal                                $       --   $      --
           State                                       2,818        (300)
                                                  ----------   ---------
                                                       2,818        (300)
        Deferred income taxes (benefits)
           Federal                                  (735,293)    (28,307)
           State                                    (264,330)      9,430
                                                  -----------  ---------
                                                    (999,623)    (18,877)
                                                  ----------   ---------
                                                  $ (996,805)  $ (19,177)
                                                  ==========   =========

Note 9: COMMITMENTS AND CONTINGENCY

        Leasing Activities

        Leases for retail showrooms in New York, Pennsylvania and New Jersey expire at various dates through May 2009. The leases require the Company to pay various operating expenditures including real estate taxes, while certain leases contain provisions for rent escalations.

        The Company leases its corporate office and manufacturing facility from M & S Realty Company, a related party, under a lease which expires May 31, 1999 at an annual rental of approximately $292,000. The lease requires the Company to pay certain operating expenses of the facility, including real estate taxes and insurance. In addition, the lease contains provisions for rent escalations and an optional renewal term of fifteen years.

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



        In 1998, the Company entered into a capital lease totaling $180,000 for equipment that will be operational in 1998. The lease will require monthly payments of approximately $4,200 including interest through maturity in the year 2003.

        Rent expense for retail showrooms and the manufacturing facility totaled $2,489,086 and $1,600,919 in 1997 and 1996, respectively.

        The Company has automotive and other equipment leases expiring through December 2000 with future minimum lease payments of approximately $76,000. Rent expense for these leases totaled approximately $40,000 and $49,000 in 1997 and 1996, respectively.

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 9: COMMITMENTS AND CONTINGENCY (Continued)

        Approximate future minimum rentals under all operating lease arrangements are due as follows:

                  Years Ending
                   December 31             Amount
                   -----------            --------
                      1998               $2,118,000
                      1999                1,754,900
                      2000                1,396,600
                      2001                1,305,000
                      2002                  995,500
                   Thereafter             2,394,300
                                         ----------
                                         $9,964,300
                                         ==========

        Litigation

        The Company is subject to routine litigation that is incidental to the business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or the results of operations of the Company.

        Employment Contracts

        Employment contracts between the Company and three executive officers through 2000 each provide for minimum annual salaries of $125,000, adjusted for incentives based on the Company's attainment of specified levels of revenues or gross profit. In addition, the executive officers receive an allowance for certain expenses.

Note 10: PENSION PLANS

        The Company funds a union sponsored defined contribution pension plan which covers its leased union personnel. Contributions totaled $17,792 in 1997 and $13,523 in 1996.

        The Company had a deferred compensation plan under section 401(k) of the Internal Revenue Code. The plan was terminated in August 1996. No contributions were made by the Company in 1996.

Note 11: ACQUISITION TRANSACTIONS

        In 1997, the Company signed a letter of intent to acquire and/or merge with two unrelated companies in the furniture industry located in Chicago, Illinois. In February 1998, the proposed transactions were terminated and escrow funds were returned to the Company.

Note 12: OUTSTANDING WARRANTS

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



        At December 31, 1997 and 1996, the Company had outstanding warrants to purchase 4,576,250 and 4,441,250 shares of its common stock, respectively, at prices ranging from $1.20 to $8.25 per share. The warrants expire at various dates through 2001. At December 31, 1997 and 1996, 4,576,250 and 4,441,250 shares of common stock, respectively, were reserved for that purpose.

Note 13: CAPITAL TRANSACTIONS

         1. In June 1996, the Company entered into a three year consulting agreement with a Director which included a $25,000 cash payment and 250,000 shares of common stock issued at $.80 per share. In addition, the Company issued 50,000 shares of common stock at $.80 per share to an unrelated individual under a one year consulting agreement.

         2. In June 1996, the Company received four bridge loans totaling $150,000 from unrelated parties and a Director in the form of promissory notes which bore interest at 13% and matured in June 1997. In addition, the Company issued 20,000 shares of common stock to the holders of the notes. The effective price of $.80 per share for such common stock represents a cost of financing and was amortized over the term of the promissory notes as interest expense. The proceeds of the bridge loans were used to finance costs of opening a new retail showroom.

Note 13: CAPITAL TRANSACTIONS (Continued)

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

         6. During 1997, warrants were granted to executive officers to purchase 85,000 shares of common stock at prices ranging from $3.00 to $6.00. In addition, warrants were granted to a consultant to purchase 50,000 shares of the Company's common stock at $5.75.

Note 14: SUPPLEMENTAL CASH FLOW INFORMATION
                                                              December 31
                                                         -------------------
                                                           1997        1996
                                                         --------   ---------
         Cash paid during the year for:
           Interest..................................    $106,205   $  55,385

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



           Income taxes (benefits)...................       2,818        (300)


         Non Cash Investing Activity

         During 1997, the Company financed the acquisition of certain equipment through capital leases. The cost of such equipment and the related debt incurred was $389,765. In addition, the Company purchased transportation equipment in 1997 at a cost of $52,592 and incurred a like amount of debt.


         Non Cash Financing Activity

         Issuance of 300,000 common shares at $.80
         per share to a Director and a consultant....          --     240,000

         Issuance of 20,000 common shares to unrelated
         parties and a Director at $.80 per share for
         fees in connection with receiving four bridge
         loans.......................................          --      16,000


Note 15: CONCENTRATION OF CREDIT RISK

         The Company maintains cash balances at a financial institutions located in New Jersey and New York. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000.

Note 16: RECLASSIFICATIONS

         Certain reclassifications have been reflected on the 1996 financial statements to conform to 1997 classifications.

                                     ROOM PLUS, INC
                             NOTES TO FINANCIAL STATEMENTS
                                      (Continued)



Note 17:  PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                            December 31
                                                      ---------------------
                                                         1997        1996
                                                      ---------   ---------
          Proposed acquisition deposit.............   $ 100,000   $      --
          Prepaid advertising......................     161,115     120,000
          Prepaid insurance........................      80,168     127,791
          Prepaid consulting fees..................     140,884     112,308
          Other....................................      10,388      15,439
                                                      ---------   ---------
                                                      $ 492,555   $ 375,538
                                                      =========   =========



Note 18:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                            December 31
                                                       ----------------------
                                                         1997        1996
                                                       ----------  ----------
          Trade payables...........................    $1,063,349  $1,057,627
          Accrued leased personnel expenses........       108,334     172,329
          Accrued professional fees................       178,148      40,000
          Accrued rent.............................       127,956      41,511
          Accrued store closing costs..............       100,000          --
          Other....................................        26,260      73,336
                                                       ----------  ----------
                                                       $1,604,047  $1,384,803
                                                       ==========  ==========


Note 19:  SUBSEQUENT EVENT

          In March 1998, the Company obtained a commitment from a financial institution for an asset-based credit facility of $1,500,000 at the prime rate plus 2%, based upon 55% to 65% of eligible inventory, as defined. In addition, a commitment for a two year term loan totaling $200,000 at the prime rate plus 2-1/2% was obtained and is based upon the liquidation value of machinery and equipment. The agreements contain a covenant on minimum net worth, as defined.

Note 20:  GOING CONCERN

          The financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring losses before taxes of approximately $2,900,000, $22,000 and $1,800,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and has a working capital deficiency of approximately $315,000 at December 31, 1997, which raises substantial doubt about the Company's ability to continue as a going concern. As described in Note 19 to the financial statements, the Company intends to raise additional capital through long and short term borrowings in connection with asset-based financing. The Company believes upon successful completion of the financing, which is expected to be completed by May 1998, the substantial doubt about the Company's ability to continue as a going concern will be eliminated.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          The directors, executive officers and significant employees of the Company are as follows:

           Name            Age            Position with Company
           ----            ---            ---------------------
         Marc Zucker        49            Chairman of the Board and Chief Executive Officer
         Allan Socher       47            President, Director of Marketing and Director
         Theodore Shapiro   63            Executive Vice President, Director of Manufacturing and Director
         Alan Hirschfeld    46            Director
         Alan Granetz       53            Director
         Frank Terzo        38            Director
         Jay  Goldberg      52            Secretary and Chief Financial Officer

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

         Allan Socher has been the President, Director of Marketing and a Director of the Company since March 1995. Mr. Socher is also the Company's spokesperson in its extensive television commercials. He was a Vice-President, Secretary and co-founder of RPF Holding from 1982 until its merger with Bunk Trunk in March 1995 and was a Vice-President and Secretary of Bunk Trunk from its inception in 1984 until the merger with RPF Holding. Prior to that, Mr. Socher worked in other areas of the retail furniture business for 10 years.

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

         Frank Terzo has been a Director of the Company since December 1996. He was founder of the New York retail clothing chain, Nicholas Flynn Men's Club, from 1983 until 1988. From 1987 to May 1996 Mr. Terzo was a registered representative with a number of different NASD member firms. Mr. Terzo is a Partner of The Thornwater Company, L.P. (the Company's underwriter). He is also President of Small Cap. Consulting International, Inc., a consulting and investment advisory company which also invests in small capital market companies. Mr. Terzo was elected a member of the Board pursuant to the right of the underwriter for the Company's IPO to designate one member of the Board until November 1999, subject to the Company's good faith approval.

         Jay Goldberg, CPA, has been the Chief Financial Officer of the Company since September 1997 and Secretary since March 1998. Mr. Goldberg was a director in Ehrenkrantz Sterling & Co., LLC, certified public accountants and a partner in Sterling, Nappen, Chavkin & Co., L.L.C., its predecessor firm, from February 1989 to September 1997. Prior to that, he was a partner of Touche Ross & Co., a predecessor to Deloitte & Touche LLP, from 1982 to 1989. He holds a B.S. degree in accounting from Seton Hall University.

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

         Based solely on a review of copies of all reports filed with the SEC and representations of certain officers, directors and shareholders holding more than 10% of the Company's Common Stock, the Company believes that the directors and officers are not delinquent in their 16(a) reporting obligations.

Item 10.   Executive Compensation

         The following table sets forth the cash compensation paid by the Company to, as well as any other compensation paid to or earned by, the Chairman and Chief Executive Officer of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the years ended December 31, 1997 and 1996.

                               Summary Compensation Table

                                                                             Long Term
                                            Annual Compensation        Compensation Awards
                                            -------------------        -------------------
         Name of Individual                                           Securities Underlying
         and Principal Position         Year     Salary      Bonus          Warrants
         ----------------------        ------   --------    -------    -------------------



Marc Zucker                             1997     $125,000   $119,250             --
  Chairman, Chief Executive Officer     1996      125,000     42,500         25,000

Allan Socher                            1997     $125,000   $119,250             --
  President and Director of Marketing   1996      125,000     43,159         25,000

Theodore Shapiro
  Executive Vice President and          1997     $125,000   $ 93,577             --
  Director of Manufacturing             1996      125,000     42,800         25,000


         Warrants

         The following table sets forth certain information concerning individual issues of warrants made during the year ended December 31, 1997 to the Company's executive officers. These warrants were issued in lieu of compensation for the year ended December 31, 1996.

                                                Individual Grants as % of Total
                          Number of Securities     Warrants Issued to Personnel     Exercise or Base     Expiration
           Name            Underlying Warrants           in Fiscal Year             Price per Share         Date
           ----            -------------------           --------------             ---------------         ----
           Marc Zucker           25,000                     29.4%                       $3.0625          1/31/02
           Allan Socher          25,000                     29.4%                       $3.0625          1/31/02
           Theodore Shapiro      25,000                     29.4%                       $3.0625          1/31/02

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

           In addition, pursuant to their employment agreements, Allan Socher is entitled to a performance bonus of .75% of revenues and Marc Zucker and Theodore Shapiro are each entitled to a performance bonus of 1.5% of gross profit. For the year ended December 31, 1997, each of the officers has agreed to a reduced bonus.

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


Item 11.   Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, each Director of the Company, each person named in the Summary Compensation Table, and all Directors and executive officers of the Company as a group as of March 13, 1997. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, subject to community property laws, where applicable.

Principal Stockholders

                                        Number of Shares of
                                           Common Stock           Percent Ownership of
Name and Address of Beneficial Owner     Beneficially Owned     Common Stock Outstanding
------------------------------------     ------------------     ------------------------
Marc Zucker                                 697,501 (1)                 15.0%
91 Michigan Avenue
Paterson, NJ 07503

Allan Socher                                697,500 (2)                 15.0%
91 Michigan Avenue
Paterson, NJ 07503

Theodore Shapiro                            773,266 (3)                 16.5%
91 Michigan Avenue
Paterson, NJ 07503

Frank Terzo                                 358,000 (4)                  7.8%
107A East 37th Street
New York, NY 10016

All Directors and Officers as a Group     2,533,366 (5)                 46.5%
         (7 Persons)

--------------

(1) Includes currently exercisable warrants to purchase 275,000 shares of Common Stock.

(2) Includes currently exercisable warrants to purchase 275,000 shares of Common Stock.

(3) Includes currently exercisable warrants to purchase 315,000 shares of Common Stock.

(4) Includes currently exercisable warrants to purchase 190,000 shares of Common Stock.

(5) Includes an aggregate of 1,060,000 shares of Common Stock issuable upon exercise of outstanding options and warrants.




Item 12. Certain Relationships and Related Transactions

         The Company leases its manufacturing facility located in Paterson, New Jersey from M&S Realty Company, which is owned by Theodore Shapiro, a director and the Executive Vice President and Director of Manufacturing of the Company. The leases for the facility expire May 31, 1999 (subject to extension at the option of the Company) and provide for an annual rental of approximately $292,000.

         In 1996, the Company advanced $106,747 on open account to three executive officers of the Company, Marc Zucker, Allan Socher and Theodore Shapiro. Such advances increased the total net amount receivable to the Company from these executive officers to $225,692. Such increase consisted of additional advances to the executive officers in the amount of $90,711 and accrued interest in the amount of $16,036. In 1997, the Company advanced $14,373 to the executive officers consisting of additional advances of $296 and accrued interest of $14,077. The executive officers made repayments of $49,700 in 1997, resulting in a balance of $190,365 at December 31, 1997. Such balance bears interest at the rate of 8% per annum and matures in January 1999.

         Retail Media Plus (which is owned by three executive officers of the Company) places all of the Company's advertising and passes through any cost savings to the Company. For 1997 and 1996, the Company reimbursed Retail Media Plus approximately $1,780,000 and $1,069,000, respectively, for advertising costs.

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

Exhibit
  No.
------

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

3.1   Certification of Incorporation of the Company, as amended (1)

3.2   Restated and Amended By-laws of the Company (1)

4.1 Form of Representative Warrant Agreement between the Company and The Thornwater Company, L.P., with form of Warrant attached (1)

4.2 Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company, with form of Warrant attached (1)

4.3 Form of Warrant issued by Company to Allan J. Socher, Theodore Shapiro, Marc I. Zucker and Kirlin Securities Corp. (1)

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

10.6 Lease dated November 1, 1991 between Dilstan Realty Corporation and Room Plus Furniture of Westchester, Inc. (1)

10.7 Indenture of Lease dated October 1, 1988 between Daper Realty, Inc. and RPF Holding Corporation (1)

10.8 Lease dated June 1, 1983 between Hannon's and the Company, as modified by and Extension of Lease dated July 31, 1993 (1)

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

10.16 Lease dated January 11, 1996 between Comalgri Holding Corp. and the Company (1)

10.17 Form of Financial Advisory and Investment Banking Agreement between the Company and The Thornwater Company, L.P. (1)

10.18 Lease dated September 20, 1996, between Heartland Shopping Center LLC and Room Plus, Inc. (2)

10.19 Sublease and Assumption Agreement dated October 11, 1996 between Bedding Discount Center, Inc. and Room Plus, Inc. (2)

10.20 Lease dated December 19, 1996 between Ackrik Associates, and Room Plus, Inc. (3)

10.21 Lease dated December 2, 1996 between Pitrock Realty Corp. and Room Plus, Inc. (*)

10.22 Lease dated March 20, 1997 between CMW Investments, Ltd. and Room Plus, Inc. (*)

10.23 Lease modification agreement dated July 22, 1997 between Austin Mall Associates and Room Plus, Inc. (*)

10.24 Extension of lease dated January 26, 1998 between Hannon's and Room Plus, Inc. (*)

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

(3) Incorporated by reference to the exhibit of the same number filed as part of the Annual Report on Form 10-KSB for the period ended December 31, 1996 (File No. 1-14478).

(*)   Exhibit filed with this Form 10-KSB.



(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on October 24, 1997 announcing the naming of a new chief financial officer and the signing of a letter of intent to acquire the Baby's Room, Inc. and Baby's Room USA, Inc. Such letter of intent was subsequently terminated in February 1998.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROOM PLUS, INC.


Date:    April 3, 1998       By:/s/ Marc Zucker
                                 ---------------
                                 Marc Zucker, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature and Title                    Date
         -------------------                    ----

By:      /s/ Marc Zucker                        April 3, 1998
         ---------------
         Name:  Marc Zucker
         Title: Chairman of the Board,
                Chief Executive Officer
                and a Director

By:      /s/ Allan Socher                       April 3, 1998
         ----------------
         Name:  Allan Socher
         Title: President and a Director

By:      /s/ Theodore Shapiro                   April 3, 1998
         --------------------
         Name:  Theodore Shapiro
         Title: Executive Vice President
                and a Director

By:      /s/ Jay H. Goldberg                    April 3, 1998
         -------------------
         Name:  Jay H. Goldberg
         Title: Chief Financial Officer and
                Chief Accounting Officer

By:      /s/ Frank Terzo                        April 3, 1998
         ---------------
         Name:  Frank Terzo
         Title: Director

By:      /s/ Alan Hirschfeld                    April 3, 1998
         -------------------
         Name:  Alan Hirschfeld
         Title: Director

By:      /s/ Alan Granetz                       April 3, 1998
         ----------------
         Name:  Alan Granetz
         Title: Director