Form 10QSB
period 1998-03-31
ROOM PLUS INC
filed 1998-05-15
CIK 1009773

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d) of
                   The Securities Exchange Act of 1934 For The
                     Quarterly Period Ended March 31, 1998.

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

                                    Yes [X] No [ ]

The number of shares outstanding of the Issuer's Common Stock $.00133 par value, as of May 11, 1998 was 4,385,000.

The number of the Issuer's Common Stock Purchase Warrants outstanding as of May 11, 1998 was 2,530,000.

                 Transitional small business disclosure format:

                                    Yes [ ]  No [X]

                                 ROOM PLUS, INC.
                                   Form 10-QSB

                                      INDEX

Part I            FINANCIAL INFORMATION                                                           PAGE
------            ---------------------                                                           ----
Item 1.           Financial Statements

                  Balance Sheets as of March 31, 1998 and December 31, 1997                         3

                  Statements of Operations for the three months ended
                      March 31, 1998 and 1997                                                       4

                  Statements of Cash Flows for the three months ended
                      March 31, 1998 and 1997                                                       5

                  Notes to Financial Statements                                                     6

Item 2.           Management's Discussions and Analysis of
                  Financial Condition and Results of Operations                                     7


Part II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibit Index                                                                     9


Signatures                                                                                         11


                                 ROOM PLUS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                         March 31           December 31
                                                                                           1998                 1997
                                                                                        ---------             ---------
ASSETS
Current Assets
   Cash and cash equivalents....................................................       $   72,640            $  185,843
   Accounts receivable..........................................................          106,250                67,685
   Inventories..................................................................        2,381,596             1,904,326
   Notes receivable, officers...................................................           12,000                12,400
   Prepaid expenses.............................................................          369,158               492,555
   Deferred income taxes........................................................          134,700               134,500
                                                                                        ---------             ---------
      Total Current Assets......................................................        3,076,344             2,797,309
                                                                                        ---------             ---------

Property and Equipment, net                                                             1,758,165             1,804,303
                                                                                        ---------             ---------

Other Assets
   Security deposits and deferred charges.......................................          225,759               249,474
   Deferred income taxes........................................................        1,024,300             1,038,500
   Notes receivable, officers...................................................          175,445               177,965
                                                                                        ---------             ---------
                                                                                        1,425,504             1,465,939
                                                                                        ---------             ---------
                                                                                       $6,260,013            $6,067,551
                                                                                       ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt............................................       $  195,192            $  212,791
   Notes payable................................................................          499,123               400,070
   Due to related companies.....................................................          297,872               258,770
   Accounts payable and accrued expenses........................................        1,678,887             1,604,047
   Sales taxes payable..........................................................          110,361               108,475
   Customer deposits and other advances.........................................          533,865               528,517
                                                                                        ---------             ---------
       Total Current Liabilities................................................        3,315,300             3,112,670
                                                                                        ---------             ---------

Long-Term Debt, less current portion............................................          405,538               447,857
                                                                                        ---------             ---------

Stockholders' Equity
   Common stock; authorized, 10,000,000 shares; $.00133 par value;
     4,385,000 shares issued and outstanding....................................            5,832                 5,832
   Additional paid-in capital...................................................        6,512,645             6,512,645
   Deficit......................................................................       (3,979,302)           (4,011,453)
                                                                                        ---------             ---------
                                                                                        2,539,175             2,507,024
                                                                                        ---------             ---------
                                                                                       $6,260,013            $6,067,551
                                                                                       ==========            ==========

                                 ROOM PLUS, INC.
                      STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                    1998            1997
                                                                              ------------    ------------
         Revenues..........................................................    $ 4,559,934     $ 3,426,026

         Cost of goods sold................................................      1,687,474       1,455,207
                                                                              ------------    ------------

         Gross profit......................................................      2,872,460       1,970,819
                                                                              ------------    ------------

         Expenses
             Selling.......................................................      2,290,545       2,259,096
             General and administrative....................................        508,075         635,637
                                                                              ------------    ------------

                                                                                 2,798,620       2,894,733
                                                                              ------------    ------------

         Earnings (loss) from operations...................................         73,840        (923,914)
                                                                              ------------    ------------

         Other income (expenses)
         Interest income...................................................             --          28,579
         Interest expense..................................................        (29,546)        (22,615)
         Miscellaneous income..............................................          1,857           1,200
                                                                              ------------    ------------
                                                                                   (27,689)          7,164
                                                                              ------------    ------------

         Earnings (loss) before income taxes (benefits)....................         46,151        (916,750)
         Income taxes (benefits)...........................................         14,000        (434,241)
                                                                              ------------    ------------

         Net earnings (loss)...............................................         32,151        (482,509)

         Deficit, beginning of period......................................     (4,011,453)     (2,111,402)
                                                                              ------------    ------------

         Deficit, end of period............................................    $(3,979,302)    $(2,593,911)
                                                                              ============     ===========

         Weighted average common shares outstanding........................      4,385,000       4,385,000
                                                                              ============     ===========

         Basic and diluted earnings (loss) per share.......................    $       .01     $      (.11)
                                                                              ============     ===========

                                ROOM PLUS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31
                                                                                --------------------------
                                                                                     1998            1997
                                                                                --------------------------
         Cash Flows from Operating Activities
         Net earning (loss)................................................      $  32,151     $  (482,509)
         Adjustments to reconcile net earnings (loss)  to net
           cash used in operating activities
         Depreciation......................................................         66,524          51,561
         Deferred income taxes ............................................         14,000        (435,623)
         (Increase) decrease in operating assets
             Accounts receivable...........................................        (38,565)        (32,259)
             Inventories...................................................       (477,270)       (323,022)
             Prepaid expenses..............................................        123,397         (36,994)
             Deferred charges..............................................         25,215          33,108
         Increase (decrease) in operating liabilities
             Accounts payable and accrued expenses.........................        119,290         205,133
             Sales taxes payable...........................................          1,886           4,537
                                                                                 ---------     -----------

             Net cash used in operating activities.........................       (133,372)     (1,016,068)
                                                                                 ---------     -----------

         Cash Flows from Investing Activities
          Purchases of property and equipment..............................        (20,386)       (488,325)
          Net loans from certain shareholders..............................          2,920          36,878
          Increase in security deposits....................................         (1,500)         (5,883)
                                                                                 ---------     -----------

             Net cash used in investing activities.........................        (18,966)       (457,330)
                                                                                 ---------     -----------

         Cash Flows from Financing Activities
         Net proceeds (repayment) of short-term debt.......................         99,053         (75,000)
         Net repayment of long-term debt...................................        (59,918)        (66,339)
                                                                                 ---------     -----------

             Net cash provided by (used in) financing activities...........         39,135        (141,339)
                                                                                 ---------     -----------

             Net Decrease in Cash..........................................       (113,203)     (1,614,737)

         Cash, beginning of period.........................................        185,843       3,178,088
                                                                                 ---------     -----------

         Cash, end of period...............................................      $  72,640      $1,563,351
                                                                                 =========      ==========

                                 ROOM PLUS, INC.

                          Notes to Financial Statements

Note 1:      BASIS OF PRESENTATION
             The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Room Plus, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

             In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary in order to make the balance sheets, statements of operations and deficit and statements of cash flow not misleading.

             The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the operating results to be expected for the full year.


Note 2:      INVENTORIES
             Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                                March 31          December 31
                                      ------------------------    ----------
                                          1998          1997         1997
                                      -----------    ---------    ----------
             Finished goods           $1,778,148     $1,362,025    $1,451,814
             Work in process             135,247         95,041        25,258
             Raw materials               468,201        316,362       427,254
                                      ----------     ----------    ----------
                                      $2,381,596     $1,773,428    $1,904,326
                                      ==========     ==========    ==========


Note 3:      SUBSEQUENT EVENT
             In April 1998, the Company obtained bridge loans totaling $200,000 from certain unaffiliated individuals. The loans are due in June 1998. In consideration for these loans, the Company issued the lenders options to acquire an aggregate 500,000 shares of the Company's common stock at $2.125 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is a fully-integrated manufacturer and retailer of mica-laminated furniture for residential uses, primarily bedroom furniture targeted at children ages three to 16 years old. The Company's products are of a modular design and are intended to be multi-functional, interchangeable and space-saving.

Three Months Ended March 31, 1998 and 1997

Revenues for the three months ended March 31, 1998 totaled $4,559,934 as compared to 3,426,026 for the three months ended March 31, 1997 an increase of $1,133,908 or 33.1%. The increase is attributable to existing store revenues increasing $470,556, or 13.7%, as compared to March 31, 1997, while revenues of new stores were $663,352 during the same period. The increase in existing store revenues is the result of the maturation and stabilization of the Company's sales personnel.

Cost of goods sold totaled $1,687,474 for the first three months of 1998 as compared to $1,455,207 for the first three months of 1997, an increase of $232,267 or 16.0%. The cost of goods sold decreased as a percentage of revenues from 42.5% to 37.0%. The decrease was primarily the result of the improved operating efficiencies realized through better utilization of new computerized manufacturing equipment and increased unit production allowing for better absorption of labor and overhead. As a result of the foregoing, the Company realized an increase in gross profit in 1998 of $901,641 as compared to 1997, with a gross profit of $2,872,460 or 63.0%% of revenues in the first three months of 1998 as compared to $1,970,819 or 57.5% of revenues achieved during the same period in 1997.

Selling, general and administrative expenses totaled $2,798,620 or 61.4% of revenues for the first three months of 1998 as compared to $2,894,733 or 84.5% of revenues for the first three months of 1997. The net decrease of $96,113 or 3.3% was primarily the result of significant decreases in professional fees and advertising expense partially offset by increases in commissions and delivery costs.

Operating income for the period ended March 31, 1998 was $73,840 or 1.6% of revenues as compared to an operating loss of $923,914 or 27.0% of revenues during the period ended March 31, 1997, an improvement of $997,754.

Other expenses for the period ended March 31, 1998 were $27,689 as compared to income of $7,164 for the three months ended March 31, 1997. The decrease in other income of $34,853 is primarily due to a decrease in interest income of approximately $29,000 and an increase in interest expense of $8,000. These changes result from the Company's utilization of its cash reserves and increased use of its borrowing facility.

For the first three months of 1998, the Company recorded a net deferred income tax provision of $14,000, as compared to a net deferred tax benefit of $434,241 in the three months ended March 31, 1997.

Due to the combination of the preceding factors, the Company realized net income of $32,151 or 0.7% of revenues during the three months ended March 31, 1998 as compared to a net loss of $482,509 during the three months ended March 31, 1997.

Liquidity and Capital Resources

The Company had a working capital deficit of $238,956 at March 31, 1998, which represented a decrease in the working capital deficit of $76,405 from $315,361 at December 31, 1997. The decrease in the working capital deficit was primarily the result of increased showroom inventories.

The Company's operating activities used cash of $133,372 and $1,016,068 for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, cash was used primarily to fund inventory. In the three months ended March 31, 1997, cash was used primarily to finance inventory and selling expenses for six new retail showrooms.

            Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company's investing activities used cash of $18,966 and $457,330 for the three months ended March 31, 1998 and 1997, respectively. The cash used by the Company's investing activities for the three months ended March 31, 1998 was not material. The cash used for the three months ended March 31, 1997 was primarily the result of the purchase of computerized manufacturing machinery and equipment.

The Company's financing activities provided (used) cash of $39,135 and $(141,339) for the three months ended March 31, 1998 and 1997, respectively. The cash provided by financing activities for the three months ended March 31, 1998, was the result of further utilization of the Company's short-term line of credit offset by the repayment of long-term debt. The cash used for the three months ended March 31, 1997, was the result of the repayment of debt.

The Company had substantially depleted its cash reserves at March 31, 1998. The Company obtained a $200,000 bridge loan in April 1998, which is due in June 1998. The Company has received several financing proposals and is currently considering such proposals and other possible financing alternatives. While there can be no assurances as to the ultimate availability or terms of such additional financing, the Company believes that sufficient financing will be available to fund its operations for at least the next twelve months.

Historically, demand for the Company's products has been seasonal, with demand increasing in the third and fourth quarters, corresponding to the beginning of the school year and the holiday season. The Company generally realizes 60% of its annual revenues during those quarters.

The Company's operations have not been materially affected by the impact of inflation.

"Safe Harbor" Statement

Forward-looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and such forward-looking statements should not be considered guarantees of future performance. These statements are made under the "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company and an inability to arrange additional debt or equity financing.

Part II.
                                Other Information

        Item 1. - Legal Proceedings
             Not applicable
        Item 2. - Changes in Securities
             Not applicable
        Item 3. - Defaults upon Senior Securities
             Not applicable
        Item 4. - Submission of Matters to a Vote of Security Holders
             Not applicable
        Item 5. - Other Information
             Not applicable
        Item 6. - Exhibits and Reports on Form 8-K
                (a) Exhibits:
                    Exhibits description
                        4.5  Letter dated April 24, 1998 confirming terms and
                             conditions to lend the Company $200,000
                        4.6  Promissory Note in the amount of $100,000 due June
                             11, 1998, between the Company and Finbar O'Neill
                        4.7  Stock Purchase Option dated April 24, 1998 for
                             250,000 shares of common stock issued to Finbar
                             O'Neill
                        4.8  Promissory Note in the amount of $100,000 due June
                             11, 1998, between the Company and Mark Rubin
                        4.9  Stock Purchase Option dated April 24, 1998 for
                             250,000 shares of common stock issued to Mark Rubin
                        11   Calculation of net earnings per common share
                        27   Financial Data Schedule
                (b) Reports on Form 8-K:
                        The Company filed a report on Form 8-K on February 18, 1998, disclosing the issuance of a press release announcing that its agreement in principle to acquire The Baby's Room, Inc. and Baby's Room USA, Inc. had been terminated.

                                 Exhibit No. 11

                                ROOM PLUS, INC.
                Computation of Earnings (Loss) per Common Share
                 (See Note 1 of Notes to Financial Statements)


                                                                             Three Months Ended March 31
                                                                         ------------------------------------
                                                                             1998                      1997
                                                                         ---------------           ----------
Basic and Diluted
   Net earnings (loss) applicable to common stock                          $      32,151           $ (482,509)
                                                                         ===============           ==========

Shares
   Weighted average common shares outstanding                                  4,385,000            4,385,000

Basic and diluted earnings (loss) per common share                         $         .01           $     (.11)
                                                                         ===============           ==========


Assumed exercise of options and warrants which could have been purchased with the proceeds from the exercise of such options and warrants would have an anti-dilutive effect on earnings per share.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 15, 1998                           ROOM PLUS, INC.




                                        By:  /s/ Jay H. Goldberg
                                             -------------------
                                             Name:  Jay H. Goldberg
                                             Title: Chief Financial Officer and
                                                    Principal Accounting Officer