Form 10KSB/A
period 1997-12-31
ROOM PLUS INC
filed 1998-08-14
CIK 1009773

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                Amendment No.: 1


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


Transitional Small Business Disclosure Format (check one):

                               Yes ___   No _X_

                                 ROOM PLUS, INC.

                                  FORM 10-KSB/A

This Form 10-KSB/A amends the following items of the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission on April 3, 1998.

                                TABLE OF CONTENTS

                                                                        PAGE #

PART II
    Item 6 Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8
    Item 7 Financial Statements                                          12


SIGNATURES                                                               32



Forward-Looking Statements

This Report on Form 10-KSB/A may contain statements that are forward-looking in nature and such statements should not be considered as guarantees of future performance because they involve many uncertainties and risks. Actual results may vary materially from projected results based upon a number of factors, including, but not limited to, the Company's ability to successfully expand its retail distribution, to further automate the manufacturing process to increase productivity and reduce costs and to compete with its direct and indirect competitors.

PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations The following discussion and analysis should be read in conjunction with the Company's Financial Statements (and the related notes thereto) included elsewhere in this Form 10-KSB/A.

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

                                                      Years ended December 31
                                                       1997             1996
                                                     --------         ------
Revenues                                               100.0%        100.0%
Cost of goods sold                                      44.0%         40.3%
Gross profit                                            56.0%         59.7%
Selling, general & administrative expenses              71.9%         59.7%
Loss from operations                                   (15.9)%         0.0%
Other income (deductions)                               (1.3)%         0.0%
Net loss                                               (11.3)%         0.0%


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

     Liquidity and Capital Resources


     The Company had a working capital deficit of $315,361 at December 31, 1997 which represented a decrease in working capital of $3,089,849 from the working capital surplus of $2,774,488 at December 31, 1996. The decrease in the surplus is primarily caused by the Company's program to establish new showrooms and to re-merchandise and refurbish existing showrooms. In early-July 1998, the Company obtained an increase in its line of credit to $700,000 and utilized the additional $200,000 available. On July 31, 1998, the Company obtained a $1,500,000 loan from an individual investor. The Company repaid the $700,000 outstanding under its line of credit and repaid the balance due of $150,000 on two loans it negotiated in April 1998. The remaining available funds coupled with significant improvements in operations should, in management's opinion, provide sufficient capital to enable the Company to fund its operations for at least the next twelve months.


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

     The Company's financing activities provided cash of $233,626 and $5,204,304 for the years ended December 31, 1997 and 1996, respectively. Utilization of the Company's line of credit was the primary source of cash in 1997. The cash provided by the Company's financing activities for the year 1996 primarily resulted from the proceeds of the sale of common stock and warrants of $6,478,000 which was partially offset by $1,273,344 of charges connected with the IPO.

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

Item 7.  Financial Statements

     The following financial statements are furnished as part of this Annual Report on Form 10-KSB/A:

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated March 30, 1998, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 19, has obtained necessary financing totaling $1,500,000. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Room Plus, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows the years then ended in conformity with generally accepted accounting principles.




/s/ EHRENKRANTZ STERLING & CO., LLC
-----------------------------------

EHRENKRANTZ STERLING & CO., LLC
Certified Public Accountants
Livingston, New Jersey
March 30, 1998, except for Note 19,
as to which the date is August 4, 1998

                                 ROOM PLUS, INC.
                                 BALANCE SHEETS

                                                                          December 31
                                                                   -------------------------
                                                                      1997           1996
                                                                   ----------     ----------
                                            ASSETS
Current Assets
  Cash and cash equivalents...................................... $   185,843     $3,178,088
  Accounts receivable............................................      67,685         38,888
  Inventories....................................................   1,904,326      1,450,407
  Notes receivable, officers.....................................      12,400         48,600
  Prepaid expenses and other current assets......................     492,555        375,538
  Deferred income taxes..........................................     134,500         67,329
                                                                   ----------     ----------
    Total Current Assets.........................................   2,797,309      5,158,850
                                                                   ----------     ----------

Property and Equipment, at cost..................................   3,745,196      2,820,083
  Less accumulated depreciation..................................   1,940,893      1,752,099
                                                                   ----------     ----------
                                                                    1,804,303      1,067,984
Other Assets
  Security deposits..............................................     165,183        159,549
  Deferred charges...............................................      84,291        240,780
  Deferred income taxes..........................................   1,038,500        106,048
  Notes receivable, officers.....................................     177,965        177,092
                                                                   ----------     ----------
                                                                    1,465,939        683,469
                                                                   $6,067,551     $6,910,303
                                                                   ==========     ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt..............................  $  212,791     $  190,869
  Notes payable..................................................     400,070         75,000
  Due to related company.........................................     258,770        135,514
  Accounts payable and accrued expenses..........................   1,604,047      1,384,803
  Sales taxes payable............................................     108,475        122,772
  Customer deposits and other advances...........................     528,517        475,404
                                                                   ----------     ----------
    Total Current Liabilities....................................   3,112,670      2,384,362
                                                                   ----------     ----------

Long-term Debt, less current portion.............................     447,857        118,866
                                                                   ----------     ----------

Commitments and Contingency......................................          --             --

Stockholders' Equity
  Capital stock
    Authorized, 10,000,000 shares at $.00133 par value, 4,385,000
    shares issued and outstanding................................       5,832          5,832
  Additional paid-in capital.....................................   6,512,645      6,512,645
  Deficit........................................................  (4,011,453)    (2,111,402)
                                                                   ----------     ----------
                                                                    2,507,024      4,407,075
                                                                   $6,067,551     $6,910,303
                                                                   ==========     ==========


See notes to financial statements.

                                 ROOM PLUS, INC.
                            STATEMENTS OF OPERATIONS



                                                      Years Ended December 31
                                                      1997              1996
                                                  -----------       -----------
Revenues .......................................   $16,851,321     $14,427,108

Cost of goods sold .............................     7,418,128       5,814,485
                                                   -----------     -----------

  Gross Profit .................................     9,433,193       8,612,623
                                                   -----------     -----------

Expenses
  Selling ......................................     9,979,319       7,062,219
  General and administrative ...................     2,131,051       1,551,179
                                                   -----------     -----------
                                                    12,110,370       8,613,398
                                                   -----------     -----------

Loss from operations ...........................    (2,677,177)           (775)
                                                   -----------     -----------

Other Income (Deductions)
  Interest expense .............................      (106,205)        (65,135)
  Proposed acquisition costs ...................      (104,003)             --
  Provision for store closing ..................      (100,000)             --
  Interest and other income ....................        90,529          43,648
                                                   -----------     -----------
                                                      (219,679)        (21,487)

Loss before income taxes (benefits) ............    (2,896,856)        (22,262)

Income taxes (benefits) ........................      (996,805)        (19,177)
                                                   -----------     -----------

  Net Loss .....................................   $(1,900,051)    $    (3,085)
                                                   -----------     -----------

Weighted average common shares outstanding .....     4,385,000       3,896,875
                                                   ===========     ===========

Basic and diluted net loss per share ...........   $     (0.43)    $        --
                                                   ===========     ===========







See notes to financial statements.

                                 ROOM PLUS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                           Issued and             Issued and
                              Authorized   Outstanding            Outstanding               Additional
                                Common       Common                 Common                    Paid-in
                                Shares       Shares     Amount     Warrants       Amount      Capital      Deficit          Total
                              ----------    ---------    -----     ---------      -------    ---------    ----------      ---------
Balance, December 31, 1995    10,000,000    2,325,000   $3,092            --     $     --   $1,310,729   $(2,108,317)    $ (794,496)

    Issuance of common stock                  300,000      399            --           --      240,000            --        240,399

    Issuance of common stock                   20,000       27            --           --       16,000            --         16,027

    Issuance of common stock                   75,000      100            --           --           --            --            100

    Issuance of common stock                  500,000      665            --           --      331,499            --        332,164

    Initial Public Offering                 1,165,000    1,549     2,530,000      253,000    4,361,417            --      4,615,966

    Net loss                                       --       --            --           --           --        (3,085)       (3,085)
                              ----------    ---------    -----     ---------      -------    ---------    ----------      ---------
Balance, December 31, 1996    10,000,000    4,385,000    5,832     2,530,000      253,000    6,259,645    (2,111,402)     4,407,075

    Net loss                                       --       --            --           --           --    (1,900,051)    (1,900,051)
                              ----------    ---------    -----     ---------      -------    ---------    ----------      ---------
Balance, December 31, 1997    10,000,000    4,385,000   $5,832     2,530,000     $253,000   $6,259,645   $(4,011,453)    $2,507,024
                              ==========    =========   ======     =========     ========   ==========   ===========     ==========


See notes to financial statements.

                                 ROOM PLUS, INC.
                            STATEMENTS OF CASH FLOWS

                                                       Years Ended December 31
                                                          1997         1996
                                                      -----------   -----------
Cash Flows from Operating Activities
Net loss ............................................ $(1,900,051)  $    (3,085)
Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation ......................................     250,200       134,901
  Reserve for bad debts .............................          --       (77,412)
  Deferred income taxes .............................    (999,623)      (18,877)
  Loss on store closing .............................     100,000            --
(Increase) decrease in operating assets
  Accounts receivable ...............................     (28,797)      203,687
  Inventories .......................................    (453,919)     (220,846)
  Prepaid expenses ..................................    (117,017)     (230,694)
  Deferred charges ..................................     156,489      (237,476)
Increase (decrease) in operating liabilities
  Accounts payable and accrued expenses .............     295,613      (480,631)
  Sales taxes payable ...............................     (14,297)      (64,159)
  Cash surrender value of officers' life insurance ..          --         5,318
                                                      -----------   -----------
    Net cash used in operating activities ...........  (2,711,402)     (989,274)
                                                      -----------   -----------

Cash Flows from Investing Activities
Purchases of property and equipment .................    (544,162)     (816,210)
Net loans (to) from executive officers ..............      35,327      (106,747)
Increase in security deposits and deferred charges ..      (5,634)      (52,549)
                                                      -----------   -----------
    Net cash used in investing activities ...........    (514,469)     (975,506)
                                                      -----------   -----------

Cash Flows from Financing Activities
Net proceeds of short-term debt .....................     325,070        75,000
Repayment of long-term debt .........................     (91,444)      (75,352)
Proceeds from issuance of common stock ..............          --     6,478,000
Charges in connection with initial public offering ..          --            --
                                                      -----------   -----------
    Net cash provided by financing activities .......     233,626     5,204,304
                                                      -----------   -----------

  Net Increase (Decrease) in Cash ...................  (2,992,245)    3,239,524

Cash (Overdraft), beginning of year .................   3,178,088       (61,436)
                                                      -----------   -----------

Cash, end of year ................................... $   185,843   $ 3,178,088
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

         Earnings per Common Share

         In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, earnings per common share is computed by dividing net income
         (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares. Prior-period amounts have been restated, where appropriate, to conform to the requirements of FAS 128.

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

                                              ROOM PLUS, INC
                                      NOTES TO FINANCIAL STATEMENTS
                                               (Continued)



Note 2:  INVENTORIES
         Inventories consist of the following:

                                                December 31
                                            1997          1996
                                         ----------   ----------
Showrooms and warehouse ...............  $1,451,814   $1,151,107
Raw materials .........................     427,254      290,498
Work-in-process .......................      25,258        8,802
                                         ----------   ----------
                                         $1,904,326   $1,450,407
                                         ==========   ==========

Note 3:  PROPERTY AND EQUIPMENT
         Property and equipment consist of the following:


                                                              December 31
                                                           1997          1996
                                                        ----------    ----------
Automobiles..........................................   $  109,723    $   20,304
Office furniture, fixtures and equipment.............      460,283       426,149
Factory machinery and equipment......................    1,448,194     1,009,612
Leasehold improvements...............................    1,726,996     1,364,018
                                                        ----------    ----------
                                                        $3,745,196    $2,820,083
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


Note 5:  LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                          December 31
                                                                                      1997          1996
                                                                                   --------      --------

         Obligations under capital leases are payable in monthly installments of
         $15,877 maturing in 2002 and bear interest at rates between 4.5% and
         23.18%. The obligations are collateralized by machinery and equipment
         and guaranteed by certain executive officers (see Note 6) ..............   $542,532     $ 86,558

         Notes payable in monthly installments of $1,543 maturing in 2001 and bearing interest at rates between 8.74% and 9.15%, collateralized
         by transportation equipment with a book value of $46,400 ...............    41,756            --

         Unsecured obligation payable to a landlord which matured
         in January 1998 ........................................................    10,660        91,667

         Non-interest bearing note due a spouse of an executive
         officer (paid in 1997) .................................................        --         9,909

         Note due a finance company relating to Directors and
         Officers insurance requiring monthly payments of $5,289
         including interest at 7.85% and maturing in January 1999 ...............    65,700       121,601
                                                                                   --------      --------
                                                                                    660,648       309,735
         Less current portion, including obligations under capital
         leases of $126,264 and $33,391 in 1997 and 1996 ........................   212,791       190,869
                                                                                   --------      --------

                                                                                   $447,857      $118,866
                                                                                   ========      ========

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Note 5:  LONG-TERM DEBT (Continued)

         Annual payments of long-term debt are as follows:

             Years ending
             December 31                                              Amount
             -----------                                              ------
                1998..........................................      $212,791
                1999..........................................       148,426
                2000..........................................       135,205
                2001..........................................       131,579
                2002..........................................        32,647
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

         The following is a schedule of future minimum payments required under the leases together with their present value as of December 31, 1997:

             Years Ending
             December 31                                              Amount
             -----------                                              ------
                1998..........................................      $187,371
                1999..........................................       171,298
                2000..........................................       157,969
                2001..........................................       140,414
                2002..........................................        33,531
                                                                    --------
                                                                     690,583
         Less amount representing interest....................       148,051
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

         See Notes 4, 5, 9, 13 and 14 for other related party transactions.

Note 8:  INCOME AND DEFERRED TAXES

         A deferred tax asset results from timing differences in the recognition of depreciation for tax and financial reporting purposes and the recognition of net operating loss carryforwards for financial statement purposes in 1997 and 1996 of approximately $2,946,000 and $198,000 for Federal income taxes. These net operating loss carryforwards expire in 2010 to 2012. In addition, net operating loss carryforwards of approximately $1,816,000, $3,010,000 and $109,000 for the States of New York, New Jersey and Pennsylvania, respectively, expire between 2002 and 2012. The Company has provided a valuation reserve of approximately $460,000 and $39,000 in 1997 and 1996, respectively, against the future benefits of the net operating loss carryforwards.

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 8:  INCOME AND DEFERRED TAXES (Continued)
         The deferred tax asset consists of the following:


                                                             December 31
                                                         1997           1996
                                                      ----------      --------
             Federal                                  $1,093,000      $107,707
             State                                       540,000       104,670
                                                      ----------      ---------
                                                       1,633,000       212,377
             Valuation allowance                        (460,000)      (39,000)
                                                      ----------      --------
                                                      $1,173,000      $173,377
                                                      ==========      ========

         The provision (benefit) for Federal and State income taxes is comprised of the following:



                                                       Years Ended December 31
                                                          1997         1996
                                                      -----------    ---------
         Current income taxes (benefits)
             Federal                                  $       --     $      --
             State                                         2,818          (300)
                                                      -----------    ---------
                                                           2,818          (300)
                                                      -----------    ---------
         Deferred income taxes (benefits)
             Federal                                    (735,293)      (28,307)
             State                                      (264,330)        9,430
                                                      -----------    ---------
                                                        (999,623)      (18,877)
                                                      ----------     ---------
                                                      $ (996,805)    $ (19,177)
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

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 9:  COMMITMENTS AND CONTINGENCY (Continued)

         Approximate future minimum rentals under all operating lease arrangements are due as follows:


                       Years Ending
                        December 31                   Amount
                        -----------                -----------
                           1998                     $2,118,000
                           1999                      1,754,900
                           2000                      1,396,600
                           2001                      1,305,000
                           2002                        995,500
                        Thereafter                   2,394,300
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

                                              ROOM PLUS, INC
                                      NOTES TO FINANCIAL STATEMENTS
                                               (Continued)



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

Note 14:   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                    December 31
                                                                               -----------------------
                                                                                   1997         1996
                                                                                 -----------   -------
           Cash paid during the year for:
             Interest..........................................                 $106,205     $  55,385
             Income taxes (benefits)...........................                    2,818          (300)

           Non Cash Investing Activity During 1997, the Company financed the acquisition of certain equipment through capital leases. The cost of such equipment and the related debt incurred was $389,765. In addition, the Company purchased transportation equipment in 1997 at a cost of $52,592 and incurred a like amount of debt.

           Non Cash Financing Activity
           Issuance of 300,000 common shares at $.80
           per share to a Director and a consultant............                       --       240,000

           Issuance of 20,000 common shares to unrelated parties and a Director at $.80 per share for fees in connection with receiving
           four bridge loans...................................                       --        16,000


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

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Note 17:    PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                            December 31
                                                                     ------------------------
                                                                        1997           1996
                                                                     ---------      ---------
            Proposed acquisition deposit......................       $ 100,000$            --
            Prepaid advertising...............................         161,115        120,000
            Prepaid insurance.................................          80,168        127,791
            Prepaid consulting fees...........................         140,884        112,308
            Other.............................................          10,388         15,439
                                                                     ---------      ---------
                                                                     $ 492,555      $ 375,538
                                                                     =========      =========
Note 18:    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                            December 31
                                                                     ------------------------
                                                                        1997           1996
                                                                     ---------     ----------
            Trade payables....................................      $1,063,349     $1,057,627
            Accrued leased personnel expenses.................         108,334        172,329
            Accrued professional fees.........................         178,148         40,000
            Accrued rent......................................         127,956         41,511
            Accrued store closing costs.......................         100,000             --
            Other.............................................          26,260         73,336
                                                                    ----------     ----------
                                                                    $1,604,047     $1,384,803
                                                                    ==========     ==========

Note 19:    SUBSEQUENT EVENTS

            On July 31, 1998, the Company entered into certain agreements with an individual pursuant to which the individual loaned the Company $1,500,000 for a two year term at an annual interest rate of 12% and received a Warrant to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The loan is secured by a pledge of substantially all of the Company's assets. On August 4, 1998, the Company repaid in full, its outstanding balance on its bank line of credit of approximately $700,000.

SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


ROOM PLUS, INC.


Date:      August 14, 1998          By: /s/ Marc Zucker
                                        ---------------
                                        Marc Zucker, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature and Title                            Date


By:        /s/ Marc Zucker                                August 14, 1998
           ---------------
           Name:  Marc Zucker
           Title: Chief Executive Officer and a Director

By:        /s/ David A. Belford                           August 14, 1998
           ---------------------
           Name:  David A. Belford
           Title: Chairman of the Board

By:        /s/ Allan Socher                               August 14, 1998
           ----------------
           Name:  Allan Socher
           Title: President and a Director

By:        /s/ Theodore Shapiro                           August 14, 1998
           --------------------
           Name:  Theodore Shapiro
           Title: Director

By:        /s/ Jay H. Goldberg                            August 14, 1998
           -------------------
           Name:  Jay H. Goldberg
           Title: Chief Financial Officer (Principal
                  Accounting and Financial Officer)

By:        /s/ Frank Terzo                                August 14, 1998
           ---------------
           Name:  Frank Terzo
           Title: Director

By:        /s/ Alan Hirschfeld                            August 14, 1998
           -------------------
           Name:  Alan Hirschfeld
           Title: Director

By:        /s/ Alan Granetz                               August 14, 1998
           ----------------
           Name:  Alan Granetz
           Title: Director