Form 10QSB
period 1998-06-30
ROOM PLUS INC
filed 1998-08-14
CIK 1009773

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of
               1934 For The Quarterly Period Ended June 30, 1998.

               [ ] Transition Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

               For the Transition Period from ________ to ________

                         Commission File Number 1-14478

                                 ROOM PLUS, INC.
        (Exact name of small business issuer as specified in its charter)

             New York                                11-2622051
             --------                                ----------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

                               91 Michigan Avenue
                               Paterson, NJ 07503
                               ------------------
                    (Address of principal executive offices)

                                 (973) 523-4600
                                 --------------
                (Issuer's telephone number, including area code)

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

The number of shares outstanding of the Issuer's Common Stock $.00133 par value, as of August 13, 1998 was 4,385,000.

      The number of the Issuer's Common Stock Purchase Warrants outstanding as of August 13, 1998 was 2,530,000.

                 Transitional small business disclosure format:

                                    Yes     No  X
                                        ---    ---

                                 ROOM PLUS, INC.
                                   Form 10-QSB



                                      INDEX

Part I         FINANCIAL INFORMATION                                            PAGE
------         ---------------------                                            ----
Item 1.        Financial Statements

               Balance Sheets as of June 30, 1998 and December 31, 1997           3

               Statements of Operations for the three and six months ended
                  June 30, 1998 and 1997                                          4

               Statements of Cash Flows for the three and six months ended
                  June 30, 1998 and 1997                                          5

               Notes to Financial Statements                                      6

Item 2.        Management's Discussions and Analysis of
               Financial Condition and Results of Operations                      7


Part II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibit Index                                                      9


Signatures                                                                       11

                                 ROOM PLUS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     June 30       December 31
                                                                      1998            1997
                                                                 ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents...................................... $  207,070        $  185,843
  Accounts receivable............................................    108,928            67,685
  Inventories....................................................  2,503,449         1,904,326
  Notes receivable, officers.....................................     12,000            12,400
  Prepaid expenses...............................................    350,413           492,555
  Deferred income taxes..........................................    135,100           134,500
                                                                  ----------        ----------
     Total Current Assets........................................  3,316,960         2,797,309
                                                                  ----------        ----------

Property and Equipment, net......................................  1,569,319         1,804,303
                                                                  ----------        ----------

Other Assets
  Security deposits and deferred charges.........................    173,874           249,474
  Deferred income taxes..........................................  1,032,900         1,038,500
  Notes receivable, officers.....................................    175,085           177,965
                                                                  ----------        ----------
                                                                   1,381,859         1,465,939
                                                                  ----------         ---------
                                                                  $6,268,138        $6,067,551
                                                                  ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt.............................. $  179,491        $  212,791
  Notes payable..................................................         --           400,070
  Due to related companies.......................................    343,837           258,770
  Accounts payable and accrued expenses..........................  1,703,605         1,604,047
  Sales taxes payable............................................    194,551           108,475
  Customer deposits and other advances...........................    388,504           528,517
                                                                  -----------       ----------
     Total Current Liabilities...................................  2,809,988         3,112,670
                                                                  ----------        ----------

Long-Term Debt, less current portion.............................  1,020,365           447,857
                                                                  ----------        ----------

Stockholders' Equity
  Common stock; authorized, 10,000,000 shares; $.00133 par value;
    4,385,000 shares issued and outstanding......................      5,832             5,832
  Additional paid-in capital.....................................  6,512,645         6,512,645
  Deficit........................................................ (4,080,692)       (4,011,453)
                                                                  -----------       ----------
                                                                   2,437,785         2,507,024
                                                                  ----------        ----------
                                                                  $6,268,138        $6,067,551
                                                                  ==========        ==========

                                 ROOM PLUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Six Months Ended             Three Months Ended
                                                         June 30                       June 30
                                                -------------------------     -------------------------
                                                   1998           1997           1998           1997
                                                ----------     ----------     ----------     ----------
Revenues ...................................    $9,004,211     $7,282,992     $4,444,277     $3,856,966
Cost of goods sold .........................     3,477,124      3,019,522      1,789,650      1,564,315
                                                ----------     ----------     ----------     ----------
Gross profit ...............................     5,527,087      4,263,470      2,654,627      2,292,651
                                                ----------     ----------     ----------     ----------
Expenses
  Selling ..................................     4,569,048      4,478,822      2,278,503      2,219,726
  General and administrative ...............     1,015,798      1,449,349        507,723        813,712
                                                ----------     ----------     ----------     ----------
                                                 5,584,846      5,928,171      2,786,226      3,033,438
                                                ----------     ----------     ----------     ----------
Loss from operations .......................       (57,759)    (1,664,701)      (131,599)      (740,787)
                                                ----------     ----------     ----------     ----------
Other income (expenses)
  Interest income ..........................         5,562         39,694          5,562         11,115
  Interest expense .........................       (61,284)       (50,794)       (31,738)       (28,179)
  Miscellaneous income (expense) ...........        49,842         (3,314)        47,985         (4,514)
                                                ----------     ----------     ----------     ----------
                                                    (5,880)       (14,414)        21,809        (21,578)
                                                ----------     ----------     ----------     ----------
Loss before income
  taxes (benefits) .........................       (63,639)    (1,679,115)      (109,790)      (762,365)

Income taxes (benefits) ....................         5,600       (746,966)        (8,400)      (312,725)
                                                ----------     ----------     ----------     ----------
Net Loss ...................................    $  (69,239)    $ (932,149)      (101,390)     $(449,640)
                                                ==========     ==========     ==========     ==========
Weighted average common shares outstanding .     4,385,000      4,385,000      4.385.000      4,385,000
                                                ==========     ==========     ==========     ==========
Basic and diluted loss per share ...........    $     (.02)    $     (.21)    $     (.02)    $     (.10)
                                                ==========     ==========     ==========     ==========

                                         ROOM PLUS, INC.
                                     STATEMENTS OF CASH FLOW
                                           (Unaudited)


                                                                 Six Months Ended
                                                                      June 30
                                                             -----------------------
                                                               1998          1997
                                                             --------     ----------
Cash Flows from Operating Activities
  Net loss ..............................................   $ (69,239)    $ (932,149)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation ........................................     133,644        107,513
    Deferred income taxes ...............................       5,000       (748,523)
  (Increase) decrease in operating assets
    Accounts receivable .................................     (41,243)       (37,965)
    Inventories .........................................    (599,123)      (334,483)
    Prepaid expenses ....................................     142,142       (108,404)
    Deferred charges ....................................      62,100         77,909
  Increase (decrease) in operating liabilities
    Accounts payable, accrued expenses and
    other liabilities ...................................      44,612        (65,079)
    Sales taxes payable .................................      86,076         15,795
                                                             --------     ----------

    Net cash used in operating activities ...............    (236,031)    (2,025,386)
                                                             --------     ----------


Cash Flows from Investing Activities
  Purchases of property and equipment ...................     (56,693)      (853,412)
  Disposal of leasehold improvements ....................     158,033             --
  Net loans (to) from certain shareholders ..............       3,280         38,422
  Increase in investments ...............................          --       (100,000)
  (Increase) decrease in security deposits and other
  assets                                                       13,500         (5,636)
                                                             --------     ----------

    Net cash provided by (used in) investing activities ...  118,120       (920,626)
                                                             --------     ----------

Cash Flows from Financing Activities
Net proceeds (repayment) of short-term debt .............     539,208        (43,374)
Net proceeds (repayment) of long-term debt ..............    (400,070)       410,088
                                                             --------     ----------

Net cash provided by financing activities ...............     139,138        366,714
                                                             --------     ----------

Net increase (decrease) in cash .........................      21,227     (2,579,298)

Cash, beginning of period ...............................     185,843      3,178,088
                                                             --------     ----------

Cash, end of period .....................................    $207,070     $  598,790
                                                             ========     ==========

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

           The results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the operating results to be expected for the full year.


Note 2:    Inventories
           Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                       June 30    December 31
                                         1998         1997
                                      ----------   ----------
           Finished goods ..........  $2,039,750   $1,451,814
           Work in process .........      20,645       25,258
           Raw materials . .........     443,054      427,254
                                      ----------   ----------
                                      $2,503,449   $1,904,326
                                      ==========   ==========


Note 3:    Subsequent Events
           On June 11, 1998, the Company obtained extensions of two loans from individuals originally due on that date. The loans were extended to August 1, 1998 and subsequently to August 4, 1998. On August 4, 1998, those loans were repaid in full.

           On July 31, 1998, the Company obtained a $1.5 million loan from an individual investor. The loan, which matures July 31, 2000, bears interest at 12% per annum, payable quarterly and is secured by substantially all of the Company's assets. In addition, the investor was granted warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $2.00 per share.

           On August 4, 1998, the Company repaid its full outstanding balance on its bank line of credit of approximately $700,000.

           In connection with the above, short-term obligations amounting to $649,123 have been refinanced on a long-term basis. In accordance with SFAS No. 6, such debt has been reclassified as noncurrent in the accompanying financial statements.

Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Six Months Ended June 30, 1998 and 1997
Revenues for the six months ended June 30, 1998 totaled $9,004,211 as compared to $7,282,992 for the six months ended June 30, 1997, an increase of $1,721,219 or 23.6%. Existing store revenue increased $1,078,898, or 14.8%, as compared to June 30, 1997, while four new showrooms realized $642,321 in revenues during the same period.

Cost of goods sold totaled $3,477,124 for the first six months of 1998 as compared to $3,019,522 for the first six months of 1997. This increase of $457,602 or 15.2% was primarily the result of the increase in revenues. However, cost of goods sold decreased as a percentage of revenues from 41.5 % to 38.6%, which was the result of additional production efficiencies gained through the increased volume and by the use of new computerized machinery and equipment.

Selling, general and administrative expenses totaled $5,584,846 for the first six months of 1998 as compared to $5,928,171 for the first six months of 1997. The decrease of $343,325 or 5.8% was primarily the result of decreases in advertising expense, professional fees and certain store operating costs.

Loss from operations for the six-month period ended June 30, 1998 was $57,759, or 0.6% of revenues as compared to a loss from operations of $1,664,701 during the six-month period ended June 30, 1997.

Other expenses for the period ended June 30, 1998 were $5,880 as compared to $14,414 for June 30, 1997. The net decrease in other expenses of $8,534 is primarily due to an increase in net interest expense of $44,652 and a recovery of store closing costs of $67,000. These changes result from the Company's utilization of its cash reserves and increased use of its borrowing facility and the sale of leasehold improvements at one of its locations.

For the first six months of 1998, the Company has recorded an income tax provision of $5,600 compared to an income tax benefit of $746,966 in 1997.

Due to the combination of the preceding factors, the Company realized a net loss of $69,239, or 0.8% of revenues during the six months ended June 30, 1998, as compared to a net loss of $932,149, or 12.8% of revenues during the six months ended June 30, 1997.


Three Months Ended June 30, 1998 and 1997
Revenues for the three months ended June 30, 1998, totaled $4,444,277 as compared to $3,856,966 for the three months ended June 30, 1997, an increase of $587,311 or 15.2%. There were no new showrooms opened during the three-month period ended June 30, 1998.

Cost of goods sold for the three months ended June 30, 1998, was $1,789,650 or 40.3% of revenues as compared to $1,564,315 or 40.6% of revenues for the same period in 1997. This increase of $225,335 or 14.4% is primarily due to costs associated with the increase in revenues.

Selling, general and administrative expenses amounted to $2,786,226 or 62.7% of revenues for the three months ended June 30, 1998, compared to $3,033,438 or 78.6% of revenues for the three months ended June 30, 1997. The decrease of $247,212, or 8.1%, is primarily due to decreases in advertising expenses and professional fees.

Loss from operations for the three months ended June 30, 1998 was $131,599, or 3.0% of revenues as compared to a loss from operations of $740,787, or 19.2%, during the period ended June 30, 1997.

Other income (expense) for the three months ended June 30, 1998 was $21,809 as compared to $(21,578) in the three months ended June 30, 1997. The decrease in other expenses of $43,387 is primarily due to a recovery of store closing costs of $67,000 and an increase of interest expense of $9,100. These changes result from the Company's utilization of its cash reserves and increased use of its borrowing facility and the sale of leasehold improvements at one of its locations.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (Continued)


For the three months ended June 30, 1998, the Company has recorded an income tax benefit of $8,400 compared to an income tax benefit of $312,725 in 1997.

Due to the combination of the preceding factors, the Company realized a net loss of $101,390, or 2.3% of revenues, during the three months ended June 30, 1998, as compared to a net loss of $449,640, or 11.7% of revenues, during the three months ended June 30, 1997.


Liquidity and Capital Resources
The Company had a working capital surplus of $506,972 at June 30 1998, which represented a net improvement of $822,333 from the working capital deficit of $315,361 at December 31, 1997.

The Company's operating activities used cash of $236,031 and $2,025,386 for the six months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, cash was used primarily to finance inventory. In the six months ended June 30, 1997, cash was used to finance inventory and selling expenses for four new retail showrooms.

The Company's investing activities provided (used) cash of $118,120 and $(920,626) for the six months ended June 30, 1998 and 1997, respectively. The cash provided by the Company's investing activities for the six months ended June 30, 1998 results from funds received in connection with the closing of one of the Company's retail showrooms. The cash used by the Company's investing activities for the six months ended June 30, 1997 was primarily the result of the purchase of computerized machinery and equipment, which improved operating efficiency and lowered costs of manufacturing, and leasehold improvements for four new showrooms. Also, certain executive officers repaid approximately $38,000 of officers loans.

The Company's financing activities provided cash of $139,138 and $366,714 for the six months ended June 30, 1998, and 1997, respectively. The cash provided by financing activities for the six months ended June 30, 1998 was the result of utilization of the Company's line of credit and a loan from two private investors. The cash provided by financing activities for the six months ended June 30, 1997 was the result of capital leases which the company used toward the purchase of machinery and equipment.

The Company had substantially depleted its cash reserves at June 30, 1998. In early-July 1998, the Company obtained an increase in its line of credit to $700,000 and utilized the additional $200,000 available. On July 31, 1998, the Company obtained a $1,500,000 loan from an individual investor. The Company repaid the $700,000 outstanding under its line of credit and repaid the balance due of $150,000 on two loans it negotiated in April 1998. The remaining available funds coupled with significant improvements in operations should, in management's opinion, provide sufficient capital to enable the Company to fund its operations for at least the next twelve months.

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

Part II.
                                Other Information

       Item 1. - Legal Proceedings
           Not applicable
       Item 2. - Changes in Securities
           Not applicable
       Item 3. - Defaults upon Senior Securities
           Not applicable
       Item 4. - Submission of Matters to a Vote of Security Holders
           Not applicable
       Item 5. - Other Information
           Not applicable
       Item 6. - Exhibits and Reports on Form 8-K
             (a) Exhibits:
                 11 Calculation of net earnings per common share
                 27 Financial Data Schedule
             (b) Reports on Form 8-K:
                 The Company filed a report on Form 8-K on August 7, 1998, disclosing a Change in Control.

                                   Signatures




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: August 14, 1998            ROOM PLUS, INC.


                             By: /s/ Jay H. Goldberg
                                 ---------------------------------
                                 Name: Jay H. Goldberg
                                 Title:Chief Financial Officer
                                 (Principal Accounting and Financial Officer)