Form 10QSB/A
period 1998-06-30
ROOM PLUS INC
filed 1998-08-27
CIK 1009773

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB/A

                               Amendment Number 1


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

                                 ROOM PLUS, INC.
                                  Form 10-QSB/A

This Form 10-QSB/A amends the following item of the Company's Quarterly Report on Form 10-QSB previously filed with the Securities and Exchange Commission on August 14, 1998.



                                      INDEX

Part II        OTHER INFORMATION                                                 9

Item 5.        Other Information


Signatures                                                                      10


Part II.
                                Other Information

       Item 5. - Other Information


                 The 1998 Annual Meeting will be held on Friday, October 30, 1998. Shareholders who may wish to present proposals for inclusion in the Company's proxy materials for consideration at the 1998 Annual Meeting of Shareholders must submit such proposals in writing to the Secretary of the Company for receipt by the Company no later than Monday, September 21, 1998. A signed proxy shall confer discretionary authority upon the Company to vote on all shareholder proposals that are not received by the Company on or before September 21, 1998.

                                   Signatures





In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 27, 1998            ROOM PLUS, INC.



                             By: /s/ Jay H. Goldberg
                                 ---------------------------------
                                 Name: Jay H. Goldberg
                                 Title:Chief Financial Officer
                                 (Principal Accounting and Financial Officer)