Form 10QSB
period 1998-09-30
ROOM PLUS INC
filed 1998-11-17
CIK 1009773

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of The
                Securities Exchange Act of 1934 For The Quarterly
                        Period Ended September 30, 1998.

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

                                   Yes [X] No

The number of shares outstanding of the Issuer's Common Stock $.00133 par value, as of November 11, 1998 was 4,385,000.

  The number of the Issuer's Common Stock Purchase Warrants outstanding as of
                        November 11, 1998 was 2,530,000.

                 Transitional small business disclosure format:

                                    Yes [ ] No [X]

                                 ROOM PLUS, INC.
                                   FORM 10-QSB


                                      INDEX


Part I            FINANCIAL INFORMATION                                                           PAGE
------            ---------------------                                                           ----

Item 1.           Financial Statements

                  Balance Sheets as of September 30, 1998 and December 31, 1997                     3

                  Statements of Operations for the three and nine
                  months ended September 30, 1998 and 1997                                          4

                  Statements of Cash Flows for the nine months ended
                  September 30, 1998 and 1997                                                       5

                  Notes to Financial Statements                                                     6

Item 2.           Management's Discussions and Analysis of
                  Financial Condition and Results of Operations                                     7


Part II           OTHER INFORMATION                                                                 9

Item 2.           Changes in Securities                                                            10
Item 6.           Exhibits and Reports on Form 8-K
   (a)            Exhibit Index
Number            Exhibit Description

4.14              Stock option agreement dated September 21, 1998 with Stephen Giordano
                    for 100,000 shares                                                             11
10.31             Employment agreement dated September 21, 1998 with Stephen Giordano              17
11                Calculation of Earnings (Loss) Per Common Share                                  32
27                Financial Data Schedule                                                          33

Signatures                                                                                         34


                                 ROOM PLUS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                              September 30          December 31
                                                                  1998                  1997
                                                           ------------------    ------------------
ASSETS
Current Assets
   Cash and cash equivalents...............................  $   789,019           $   185,843
   Accounts receivable.....................................       68,483                67,685
   Inventories.............................................    2,203,947             1,904,326
   Notes receivable, officers..............................       12,000                12,400
   Prepaid expenses........................................      370,915               492,555
   Deferred income taxes...................................      267,000               134,500
                                                             -----------           -----------
      Total Current Assets.................................    3,711,364             2,797,309
                                                             -----------           -----------
Property and Equipment, net................................    1,535,750             1,804,303
                                                             -----------           -----------
Other Assets
   Security deposits and deferred charges..................      157,983               249,474
   Deferred income taxes...................................      951,000             1,038,500
   Notes receivable, officers..............................      175,414               177,965
                                                             -----------           -----------
                                                               1,284,397             1,465,939
                                                             -----------           -----------
                                                             $ 6,531,511            $6,067,551
                                                             ===========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt.......................  $   163,483           $   212,791
   Notes payable...........................................           --               400,070
   Due to related companies................................      326,701               258,770
   Accounts payable and accrued expenses...................    1,339,863             1,604,047
   Sales taxes payable.....................................      226,488               108,475
   Customer deposits and other advances....................      453,742               528,517
                                                             -----------           -----------
      Total Current Liabilities............................    2,510,277             3,112,670
                                                             -----------           -----------
Long-Term Debt, less current portion.......................    1,835,885               447,857
                                                             -----------           -----------
Stockholders' Equity
   Common stock; authorized, 10,000,000 shares;
      $.00133 par value; 4,385,000 shares issued
      and outstanding.................................             5,832                 5,832
   Additional paid-in capital..............................    6,512,645             6,512,645
   Deficit.................................................   (4,333,128)           (4,011,453)
                                                             -----------           -----------
                                                               2,185,349             2,507,024
                                                             -----------           -----------
                                                             $ 6,531,511           $ 6,067,551
                                                             ===========           ===========

                                 ROOM PLUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Nine Months Ended                  Three Months Ended
                                                             September 30                        September 30
                                                    ------------------------------      ----------------------------
                                                         1998             1997              1998             1997
                                                         ----             ----              ----             ----
Revenues ......................................     $ 14,228,450      $ 12,145,971      $ 5,224,239      $ 4,862,979
Cost of goods sold ............................        5,954,324         2,009,492        1,990,576        2,009,492
                                                    ------------      ------------      -----------      -----------
Gross profit ..................................        8,274,126         2,853,487        3,233,663        2,853,487
                                                    ------------      ------------      -----------      -----------
Expenses
     Selling ..................................        7,072,458         7,017,136        2,503,410        2,538,190
     General and administrative ...............        1,535,325         2,253,829          519,527          804,481
                                                    ------------      ------------      -----------      -----------
                                                       8,607,783         9,270,965        3,022,937        3,342,671
                                                    ------------      ------------      -----------      -----------
Earnings (loss) from operations ...............         (333,657)       (2,154,008)         210,726         (489,184)
                                                    ------------      ------------      -----------      -----------
Other income (expenses)
     Interest income ..........................           17,317            51,372           11,755           11,678
     Interest expense .........................         (116,210)          (77,067)         (54,926)         (26,273)
     Miscellaneous income .....................           65,875            16,809           16,033           20,000
                                                    ------------      ------------      -----------      -----------
                                                         (33,018)           (8,886)         (27,138)           5,405
                                                    ------------      ------------      -----------      -----------
Earnings (loss) before income
   tax benefits ...............................         (366,675)       (2,162,894)         183,588         (483,779)
Income tax provision (benefits)................          (45,000)         (931,405)          60,000         (184,439)
                                                    ------------      ------------      -----------      -----------
     Net earnings (loss).......................     $   (321,675)     $ (1,231,489)     $   123,588      $  (299,340)
                                                    ============      ============      ===========      ===========
Weighted average common
     shares outstanding .......................        4,385,000         4,385,000        4,385,000        4,385,000
                                                    ============      ============      ===========      ===========
Net earnings (loss) per share .................     $       (.07)     $       (.28)     $       .03      $      (.07)
                                                    ============      ============      ===========      ===========


                                                     ROOM PLUS, INC.
                                                 STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                        Nine Months Ended
                                                                           September 30
                                                                  ----------------------------
                                                                     1998              1997
                                                                  -----------      -----------
Cash Flows from Operating Activities
    Net loss ................................................     $  (321,675)     $(1,231,489)
    Adjustments to reconcile net loss to net
      cash used in operating activities
    Depreciation ............................................         199,262          184,074
    Deferred income taxes ...................................         (45,000)        (934,223)
    (Increase) decrease in operating assets
      Accounts receivable ...................................            (798)         (55,989)
      Inventories ...........................................        (299,621)        (417,716)
      Prepaid expenses ......................................         121,640         (196,536)
      Deferred charges ......................................          80,124          112,290
    Increase (decrease) in operating liabilities
      Accounts payable and accrued expenses .................        (271,028)          97,621
      Payroll and sales taxes payable .......................         118,013           36,488
                                                                  -----------      -----------

      Net cash used in operating activities .................        (419,083)      (2,405,480)
                                                                  -----------      -----------

Cash Flows from Investing Activities
    Purchases of property and equipment .....................         (68,242)        (921,540)
    Disposal of leasehold improvements ......................         137,533               --
    Net loans from certain shareholders .....................           2,951           31,086
    Increase in investments .................................              --         (100,000)
    Decrease (increase) in security deposits and other assets          11,367           (5,634)
                                                                  -----------      -----------

      Net cash provided by (used in) investing activities ...          83,609         (996,088)
                                                                  -----------      -----------

Cash Flows from Financing Activities
    Net repayment of short-term debt ........................        (400,070)         (25,000)
    Net proceeds of long-term debt ..........................       1,338,720          398,111
                                                                  -----------      -----------

      Net cash provided by financing activities .............         938,650          373,111
                                                                  -----------      -----------

Net Increase (Decrease) in Cash .............................         603,176       (3,028,457)

Cash, beginning of period ...................................         185,843        3,178,088
                                                                  -----------      -----------

Cash, end of period .........................................     $   789,019      $   149,631
                                                                  ===========      ===========

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

             The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the operating results to be expected for the full year.


Note 2:      INVENTORIES

             Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                  September 30     December 31
                                     1998              1997

             Finished goods        $1,629,192      $1,451,814
             Work in process           90,100          25,258
             Raw materials            484,655         427,254
                                 ------------      ----------
                                 $  2,203,947      $1,904,326
                                 ============      ==========

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Nine Months Ended September 30, 1998 and 1997

        Revenues for the nine months ended September 30, 1998 totaled $14,228,450 as compared to $12,145,971 for the nine months ended September 30, 1997, an increase of $2,082,479, or 17.1%. Existing store revenue increased $1,440,158, or 11.9%, as compared to September 30, 1997, while four new showrooms realized $642,321 in revenues during the same period.

        Cost of goods sold totaled $5,954,324 for the first nine months of 1998 as compared to $5,029,014 for the first nine months of 1997. This increase of $925,310, or 18.4%, was primarily the result of the increase in revenues. However, cost of goods sold increased slightly as a percentage of revenues from 41.4% to 41.8% due to increased sales of lower margin products.

        Selling, general and administrative expenses totaled $8,607,783 for the first nine months of 1998 as compared to $9,270,965 for the first nine months of 1997. The decrease of $663,182, or 7.2%, was primarily the result of reduced advertising expenses, professional fees and certain store operating costs.

        Loss from operations for the period ended September 30, 1998 was $333,657, or 2.3% of revenues, as compared to a loss from operations of $2,154,008, or 17.7% of revenues, during the period ended September 30, 1997.

        Other expenses for the period ended September 30, 1998 were $33,018 as compared to $8,886 for September 30, 1997. The increase in other expenses of $24,132 is primarily due to an increase in net interest expense of approximately $73,000, which was offset by a recovery of certain store closing costs of approximately $49,000.

        For the first nine months of 1998, the Company recorded a net deferred income tax benefit of $45,000 compared to net deferred income tax benefits of $931,405 in 1997.

        Due to the combination of the preceding factors and a restatement of the prior two quarters of 1988, the Company realized a net loss of $321,675, or 2.3% of revenues, during the nine months ended
        September 30, 1998 as compared to a net loss of $1,231,489, or 10.1% of revenues, during the nine months ended September 30, 1997.

Three Months Ended September 30, 1998 and 1997

        Revenues for the three months ended September 30, 1998, totaled $5,224,239 as compared to $4,862,979 for the three months ended September 30 1997, an increase of $361,260, or 7.4%. There were no new showrooms opened during the three-month period ended September 30, 1998.

        Cost of goods sold for the three months ended September 30, 1998, were $1,990,576, or 38.1% of revenues, as compared to $2,009,492, or 41.3% of revenues, for the same period in 1997. This increase of $18,916, or 0.9%, is primarily due to the increase in volume and production efficiencies.

        Selling, general and administrative expenses amounted to $3,022,337, or 57.9% of revenues, for the three months ended September 30, 1998, compared to $3,342,671, or 68.7% of revenues, for the three months ended September 30, 1997. The decrease of $320,334, or 9.6%, was primarily the result of reduced advertising expenses, professional fees and certain store operating costs.

        Earnings from operations for the period ended September 30, 1998 was $210,726 , or 4.0% of revenues, as compared to a loss from operations of $[489,184], or [10.1]% of revenues, during the period ended September 30, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

        Other expenses for the three months ended September 30, 1998 were $27,138 as compared to income of $5,405 in the three months ended September 30, 1997. The primary reasons for the $32,543 net increase in other expenses was an increase in interest costs associated with the Company's borrowings.

        In the three months ending September 30, 1998, the Company recorded a net deferred income tax provision of $60,000 compared to net deferred income tax benefits of $184,439 in 1997.

        As a result of the preceding factors, the Company realized net earnings of $123,588, or 2.4% of revenues, during the three months ended September 30, 1998 as compared to a net loss of ($299,340), or (13.7%) of revenues, during the three months ended September 30, 1997.

Liquidity and Capital Resources

        The Company had working capital of $1,201,087 at September 30, 1998, which represented a net change of $1,516,448 from the working capital deficit of $315,361 at December 31, 1997.

        The Company's operating activities used cash of $419,083 and $2,405,480 for the nine months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, cash was used primarily to finance inventory. For the nine months ended September 30, 1997, cash was used to primarily finance inventory and the initial costs for six new retail showrooms.

        The Company's investing activities provided (used) cash of $83,609 and ($996,088), for the nine months ended September 30, 1998 and 1997, respectively. The cash provided by the Company's investing activities for the nine months ended September 30, 1998, results primarily from funds received in connection with the closing of one of the Company's retail showrooms. The cash used by the Company's investing activities for the nine months ended September 30, 1997, was primarily the result of the acquisition of computerized machinery and equipment, which improved operating efficiency and lowered costs of manufacturing, and leasehold improvements for four new showrooms.

        The Company's financing activities provided cash of $938,650 and $373,111, for the nine months ended September 30, 1998 and 1997, respectively. The cash provided by the financing activities for the nine months ended September 30, 1998 was the result of a $1,500,000 two-year term loan from the Company's new Chairman of the Board of Directors, net of the repayment of the Company's bank line of credit and certain equipment financing arrangements. The cash provided by financing activities for the nine months ended September 30, 1997, was the result of capital leases which the company used toward the purchase of machinery and equipment.

        The Company's current cash position coupled with significant improvements in operations should, in management's opinion, provide sufficient capital to enable the Company to fund its operations for at least the next twelve months. Historically, demand for the Company's products has been seasonal, with demand increasing in the third and fourth quarters, corresponding to the beginning of the school year and the holiday season. The Company generally realizes 60% of its annual revenues during those quarters. The Company's operations have not been materially affected by the impact of inflation.


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

Part II.
                                OTHER INFORMATION

        Item 1. - Legal Proceedings
             Not applicable
        Item 2. - Changes in Securities
             Page 10
        Item 3. - Defaults upon Senior Securities
             Not applicable
        Item 4. - Submission of Matters to a Vote of Security Holders
             Not applicable
        Item 5. - Other Information
             Not applicable
        Item 6. - Exhibits and Reports on Form 8-K
                (a) Exhibits:
                    Exhibits description
                      4.14 Stock option agreement dated September 21, 1998
                             with Stephen Giordano for 100,000 shares
                     10.31 Employment agreement dated September 21, 1998
                             with Stephen Giordano
                     11    Calculation of net earnings per common share
                     27    Financial Data Schedule
                (b) Reports on Form 8-K:
                    The Company filed a report on Form 8-K on August 7, 1998, disclosing a Change in Control.

Item 2. Changes in Securities

        Recent Sales of Unregistered Securities

        Pursuant to a Stock Purchase Agreement dated as of September 21, 1998, the Company issued to Stephen Giordano ("Giordano") an option to purchase 100,000 shares of common stock of the Company, par value $.00133 per share (the "Option"). The exercise price of the Option is $2.00 per share and the Option shall expire on September 20, 2003. The Option was issued as incentive compensation for services to be rendered by Giordano as the Chief Operating Officer of the Company. The Option was issued in reliance on the exemptions from registration provided by
        Section 4(2) of the Securities Act of 1933 and applicable regulations promulgated thereunder.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 16, 1998        ROOM PLUS, INC.


                               By:   /s/ Jay H. Goldberg
                                     -------------------
                               Name:     Jay H. Goldberg
                               Title:    Chief Financial Officer
                                         (Principal Accounting and
                                         Financial Officer)