Form 10QSB/A
period 1998-03-31
ROOM PLUS INC
filed 1998-12-15
CIK 1009773

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

                                 ROOM PLUS, INC.
                                  Form 10-QSB/A

This Form 10-QSB/A amends the following items of the Company's Quarterly Report on Form 10-QSB previously filed with the Securities and Exchange Commission on May 15, 1998.

                                      INDEX

Part I        FINANCIAL INFORMATION                                        PAGE

Item 1.       Financial Statements

              Balance Sheets as of March 31, 1998 and December 31, 1997     3

              Statements of Operations for the three months ended
                  March 31, 1998 and 1997                                   4

              Statements of Cash Flows for the three months ended
                  March 31, 1998                                            5

              Notes to Financial Statements                                 6

Item 2.       Management's Discussions and Analysis of
              Financial Condition and Results of Operations                 7


Part II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)           Exhibit Index                                                 9


Signatures                                                                 11

                                 ROOM PLUS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                        March 31            December 31
                                                                                         1998                  1997
                                                                                     ------------           ------------
ASSETS                                                                                (Restated)
Current Assets
   Cash and cash equivalents ...................................................       $   72,640            $  185,843
   Accounts receivable .........................................................          106,250                67,685
   Inventories .................................................................        2,061,739             1,904,326
   Notes receivable, officers ..................................................           12,000                12,400
   Prepaid expenses ............................................................          369,158               492,555
   Deferred income taxes .......................................................          133,500               134,500
                                                                                       ----------            ----------
      Total Current Assets .....................................................        2,755,287             2,797,309
                                                                                       ----------            ----------

Property and Equipment, net ....................................................        1,758,165             1,804,303
                                                                                       ----------            ----------

Other Assets
   Security deposits and deferred charges ......................................          225,759               249,474
   Deferred income taxes .......................................................        1,084,500             1,038,500
   Notes receivable, officers ..................................................          175,445               177,965
                                                                                       ----------            ----------
                                                                                        1,485,704             1,465,939
                                                                                       ----------            ----------
                                                                                       $5,999,156            $6,067,551
                                                                                       ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt ...........................................       $  195,192            $  212,791
   Notes payable ...............................................................          499,123               400,070
   Due to related companies ....................................................          297,872               258,770
   Accounts payable and accrued expenses .......................................        1,678,887             1,604,047
   Sales taxes payable .........................................................          110,361               108,475
   Customer deposits and other advances ........................................          533,865               528,517
                                                                                       ----------           -----------
       Total Current Liabilities ...............................................        3,315,300             3,112,670
                                                                                       ----------           -----------

Long-Term Debt, less current portion ...........................................          405,538               447,857
                                                                                       ----------           -----------

Stockholders' Equity
   Common stock; authorized, 10,000,000 shares; $.00133 par value;
     4,385,000 shares issued and outstanding ...................................            5,832                 5,832
   Additional paid-in capital ..................................................        6,512,645             6,512,645
   Deficit .....................................................................       (4,240,159)           (4,011,453)
                                                                                       ----------            ----------
                                                                                        2,278,318             2,507,024
                                                                                       ----------            ----------
                                                                                       $5,999,156            $6,067,551
                                                                                       ==========            ==========

                                 ROOM PLUS, INC.
                      STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                March 31
                                                                      ---------------------------
                                                                          1998            1997
                                                                      -----------     -----------
                                                                       (Restated)
Revenues .........................................................    $ 4,559,934     $3,426,026

Cost of goods sold ...............................................      2,007,331       1,455,207
                                                                      -----------     -----------

Gross profit .....................................................      2,552,603       1,970,819
                                                                      -----------     -----------
Expenses

   Selling .......................................................      2,290,545       2,259,096

   General and administrative ...................................         508,075         635,637
                                                                      -----------     -----------
                                                                        2,798,620       2,894,733
                                                                      -----------     -----------
Loss from operations .............................................       (246,017)       (923,914)
                                                                      -----------     -----------

Other income (expenses)

Interest income ..................................................             --          28,579

Interest expense .................................................        (29,546)        (22,615)

Miscellaneous income .............................................          1,857           1,200
                                                                      -----------     -----------
                                                                          (27,689)          7,164
                                                                      -----------     -----------

Loss before income tax benefits ..................................       (273,706)       (916,750)

Income tax benefits ..............................................        (45,000)       (434,241)
                                                                      -----------     -----------

Net loss .........................................................       (228,706)       (482,509)

Deficit, beginning of period .....................................     (4,011,453)     (2,111,402)
                                                                      -----------     -----------

Deficit, end of period ...........................................    $(4,240,159)    $(2,593,911)
                                                                      ===========     ===========
Weighted average common shares outstanding .......................      4,385,000       4,385,000
                                                                      ===========     ===========

Basic and diluted loss per share .................................    $      (.05)    $      (.11)
                                                                      ===========     ===========

                                 ROOM PLUS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                  March 31
                                                                        --------------------------
                                                                           1998            1997
                                                                        ----------    ------------
                                                                       (Restated)
Cash Flows from Operating Activities
Net loss..........................................................      $(228,706)    $  (482,509)
Adjustments to reconcile net loss to net
  cash used in operating activities
Depreciation......................................................         66,524          51,561
Deferred income taxes ............................................        (45,000)       (435,623)
(Increase) decrease in operating assets
    Accounts receivable...........................................        (38,565)        (32,259)
    Inventories...................................................       (157,413)       (323,022)
    Prepaid expenses..............................................        123,397         (36,994)
    Deferred charges..............................................         25,215          33,108
Increase (decrease) in operating liabilities
    Accounts payable and accrued expenses.........................        119,290         205,133
    Sales taxes payable...........................................          1,886           4,537
                                                                        ---------      ----------

    Net cash used in operating activities.........................       (133,372)     (1,016,068)
                                                                        ---------      ----------

Cash Flows from Investing Activities
Purchases of property and equipment...............................        (20,386)       (488,325)
Net loans from certain shareholders...............................          2,920          36,878
Increase in security deposits.....................................         (1,500)         (5,883)
                                                                        ---------      ----------

    Net cash used in investing activities.........................        (18,966)       (457,330)
                                                                        ---------      ----------

Cash Flows from Financing Activities
Net proceeds (repayment) of short-term debt.......................         99,053         (75,000)
Net repayment of long-term debt...................................        (59,918)        (66,339)
                                                                        ---------      ----------

    Net cash provided by (used in) financing activities...........         39,135        (141,339)
                                                                        ---------      ----------

    Net Decrease in Cash..........................................       (113,203)     (1,614,737)

Cash, beginning of period.........................................        185,843       3,178,088
                                                                        ---------      ----------

Cash, end of period...............................................      $  72,640      $1,563,351
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

Note 2:      INVENTORIES

             Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                                March 31            December 31
                                       -------------------------    ----------
                                          1998         1997            1997
                                       ----------   ------------    ----------
             Finished goods            $1,551,559     $1,362,025    $1,451,814
             Work in process               38,802         95,041        25,258
             Raw materials                471,378        316,362       427,254
                                       ----------     ----------    ----------
                                       $2,061,739     $1,773,428    $1,904,326
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

Three Months Ended March 31, 1998 and 1997

Revenues for the three months ended March 31, 1998 totaled $4,559,934 as compared to 3,426,026 for the three months ended March 31, 1997, an increase of $1,133,908, or 33.1%. The increase is attributable to existing store revenues increasing $470,556, or 13.7%, as compared to March 31, 1997, while revenues of new stores were $663,352 during the same period. The increase in existing store revenues is the result of the maturation and stabilization of the Company's sales personnel.

Cost of goods sold totaled $2,007,331 for the first three months of 1998 as compared to $1,455,207 for the first three months of 1997, an increase of $552,124, or 37.9%, which was primarily the result of the costs associated with the increase in production. The cost of goods sold did increase as a percentage of revenues from 42.5% to 44.0% principally due to a change in the product mix.

Selling, general and administrative expenses totaled $2,798,620, or 61.4% of revenues, for the first three months of 1998 as compared to $2,894,733, or 84.5% of revenues, for the first three months of 1997. The net decrease of $96,113, or 3.3%, was primarily the result of significant decreases in professional fees and advertising expense partially offset by increases in commissions and delivery costs.

Operating loss for the period ended March 31, 1998 was $246,017, or 5.4% of revenues, as compared to an operating loss of $923,914, or 27.0% of revenues, during the period ended March 31, 1997, an improvement of $677,897.

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

For the first three months of 1998, the Company recorded net deferred income tax benefit of $45,000, as compared to a net deferred income tax benefit of $434,241 in the three months ended March 31, 1997.

Due to the combination of the preceding factors, the Company realized a net loss of $228,706, or 5.0% of revenues, during the three months ended March 31, 1998 as compared to a net loss of $482,509, or 14.1% of revenues, during the three months ended March 31, 1997.

Liquidity and Capital Resources

The Company had a working capital deficit of $560,013 at March 31, 1998, which represented an increase in the working capital deficit of $244,652 from $315,361 at December 31, 1997. The increase in the working capital deficit was primarily the result of increased debt.

The Company's operating activities used cash of $133,372 and $1,016,068 for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, cash was used primarily to fund inventory. In the three months ended March 31, 1997, cash was used to primarily finance inventory and selling expenses for six new retail showrooms.


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

        Item 3. - Defaults upon Senior Securities
             Not applicable

        Item 4. - Submission of Matters to a Vote of Security Holders Not applicable

        Item 5. - Other Information
             Not applicable

        Item 6. - Exhibits and Reports on Form 8-K
                  (a) Exhibits:
                      Exhibits description

                        4.5 Letter dated April 24, 1998 confirming terms and
                            conditions to lend the Company $200,000 (*)

                        4.6 Promissory Note in the amount of $100,000 due June
                            11, 1998, between the Company and Finbar O'Neill (*)

                        4.7 Stock Purchase Option dated April 24, 1998 for
                            250,000 shares of common stock issued to Finbar O'Neill (*)

                        4.8 Promissory Note in the amount of $100,000 due June
                            11, 1998, between the Company and Mark Rubin (*)

                        4.9 Stock Purchase Option dated April 24, 1998 for
                            250,000 shares of common stock issued to Mark Rubin (*)

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

        (*) Previously filed with the Securities and Exchange Commission on May 15, 1998 with original Form 10-QSB.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 1998                         ROOM PLUS, INC.

                                          By:   /s/ Jay H. Goldberg
                                                -------------------------------
                                                Name:  Jay H. Goldberg
                                                Title: Chief Financial Officer
                                                       (Principal Accounting and
                                                        Financial Officer)