Form 10QSB/A
period 1998-06-30
ROOM PLUS INC
filed 1998-12-15
CIK 1009773

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB/A

                               Amendment Number 2

                 [X] Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934 For The
                       Quarterly Period Ended June 30, 1998.

              [ ] Transition Report Under Section 13 or 15(d) of The
                        Securities Exchange Act of 1934

               For the Transition Period from ________ to ________

                         Commission File Number 1-14478

                                 ROOM PLUS, INC.
        (Exact name of small business issuer as specified in its charter)

                    New York                             11-2622051
           ------------------------------              -----------------
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

                                  Yes  [X]    No  [ ]

                                 ROOM PLUS, INC.
                                  Form 10-QSB/A

This Form 10-QSB/A amends the following item of the Company's Quarterly Report on Form 10-QSB previously filed with the Securities and Exchange Commission on August 14, 1998.

                                                       INDEX

Part I      FINANCIAL INFORMATION                                                  PAGE

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1998 and December 31, 1997                 3

            Statements of Operations for the three and six months ended
                June 30, 1998 and 1997                                               4

            Statements of Cash Flows for the six months ended
                June 30, 1998 and 1997                                               5

            Notes to Financial Statements                                            6

Item 2.     Management's Discussions and Analysis of
            Financial Condition and Results of Operations                            7


Part II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibit Index                                                            9


Signatures                                                                          12

                                 ROOM PLUS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30               December 31
                                                                                   1998                 1997
                                                                                 ------------          ------------
                                                                                 (Restated)
ASSETS
Current Assets
   Cash and cash equivalents....................................................  $   207,070           $   185,843
   Accounts receivable..........................................................      108,928                67,685
   Inventories..................................................................    2,017,426             1,904,326
   Notes receivable, officers...................................................       12,000                12,400
   Prepaid expenses.............................................................      350,413               492,555
   Deferred income taxes........................................................      133,500               134,500
                                                                                 ------------          ------------
      Total Current Assets......................................................    2,829,337             2,797,309
                                                                                 ------------          ------------

Property and Equipment, net.....................................................    1,569,319             1,804,303
                                                                                 ------------          ------------

Other Assets
   Security deposits and deferred charges.......................................      173,874               249,474
   Deferred income taxes........................................................    1,144,500             1,038,500
   Notes receivable, officers...................................................      175,085               177,965
                                                                                 ------------          ------------
                                                                                    1,493,459             1,465,939
                                                                                 ------------          ------------
                                                                                   $5,892,115            $6,067,551
                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt............................................  $   179,491           $   212,791
   Notes payable................................................................           --               400,070
   Due to related companies.....................................................      343,837               258,770
   Accounts payable and accrued expenses........................................    1,703,605             1,604,047
   Sales taxes payable..........................................................      194,551               108,475
   Customer deposits and other advances.........................................      388,504               528,517
                                                                                 ------------          ------------
      Total Current Liabilities.................................................    2,809,988             3,112,670
                                                                                 ------------          ------------

Long-Term Debt, less current portion............................................    1,020,365               447,857
                                                                                 ------------          ------------

Stockholders' Equity
   Common stock; authorized, 10,000,000 shares; $.00133 par value;
     4,385,000 shares issued and outstanding....................................        5,832                 5,832
   Additional paid-in capital...................................................    6,512,645             6,512,645
   Deficit......................................................................   (4,456,715)           (4,011,453)
                                                                                 ------------          ------------
                                                                                    2,061,762             2,507,024
                                                                                 ------------          ------------
                                                                                   $5,892,115            $6,067,551
                                                                                 ============          ============

                                        3

                                 ROOM PLUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Six Months Ended               Three Months Ended
                                                                  June 30                           June 30
                                                       --------------------------------------------------------------
                                                            1998           1997             1998            1997
                                                       -------------- --------------   --------------  --------------
                                                          (Restated)                      (Restated)
Revenues.............................................      $9,004,211     $7,282,992       $4,444,277      $3,856,966
Cost of goods sold...................................       3,963,748      3,019,522        1,956,417       1,564,315
                                                           ----------     ----------       ----------      ----------

Gross profit.........................................       5,040,463      4,263,470        2,487,860       2,292,651
                                                           ----------     ----------       ----------      ----------

Expenses
   Selling...........................................       4,569,048      4,478,822        2,278,503       2,219,726
   General and administrative........................       1,015,798      1,449,349          507,723         813,712
                                                           ----------     ----------       ----------      ----------

                                                            5,584,846      5,928,171        2,786,226       3,033,438
                                                           ----------     ----------       ----------      ----------

Loss from operations.................................        (544,382)    (1,664,701)        (298,366)       (740,787)
                                                           ----------     ----------       ----------      ----------

Other income (expenses)
   Interest income...................................           5,562         39,694            5,562          11,115
   Interest expense..................................         (61,284)       (50,794)         (31,738)        (28,179)
   Miscellaneous income (expense)....................          49,842         (3,314)          47,985         ( 4,514)
                                                           ----------     ----------       ----------      ----------
                                                               (5,880)       (14,414)          21,809         (21,578)
                                                           ----------     ----------       ----------      ----------

Loss before income
   tax benefits......................................        (550,262)    (1,679,115)        (276,557)       (762,365)

Income tax benefits..................................        (105,000)      (746,966)         (60,000)       (312,725)
                                                           ----------     ----------       ----------      ----------

Net Loss.............................................      $ (445,262)    $ (932,149)      $ (216,557)     $ (449,640)
                                                           ==========     ==========       ==========      ==========

Weighted average common shares outstanding...........       4,385,000      4,385,000        4.385.000       4,385,000
                                                           ==========     ==========       ==========      ==========

Basic and diluted loss per share.....................      $     (.10)    $     (.21)      $     (.05)     $     (.10)
                                                           ==========     ==========       ==========      ==========

                                 ROOM PLUS, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30
                                                                            1998             1997
                                                                         (Restated)
Cash Flows from Operating Activities
   Net loss..........................................................   $  (445,262)      $ (932,149)
   Adjustments to reconcile net loss to net
     cash used in operating activities
      Depreciation...................................................       133,644          107,513
      Deferred income taxes..........................................      (105,000)        (748,523)
   (Increase) decrease in operating assets
      Accounts receivable............................................       (41,243)         (37,965)
      Inventories....................................................      (113,100)        (334,483)
      Prepaid expenses...............................................       142,142         (108,404)
      Deferred charges...............................................        62,100           77,909
   Increase (decrease) in operating liabilities
      Accounts payable, accrued expenses and
        other liabilities............................................        44,612          (65,079)
      Sales taxes payable............................................        86,076           15,795
                                                                        -----------       ----------

      Net cash used in operating activities..........................      (236,031)      (2,025,386)
                                                                        -----------       ----------

Cash Flows from Investing Activities
   Purchases of property and equipment...............................       (56,693)        (853,412)
   Disposal of leasehold improvements................................       158,033               --
   Net loans (to) from certain shareholders..........................         3,280           38,422
   Increase in investments...........................................            --         (100,000)
   (Increase) decrease in security deposits and other assets.........        13,500           (5,636)
                                                                        -----------       ----------

      Net cash provided by (used in) investing  activities...........       118,120         (920,626)
                                                                        -----------        ---------

Cash Flows from Financing Activities
   Net proceeds (repayment) of short-term debt.......................       539,208          (43,374)
   Net proceeds (repayment) of long-term debt........................      (400,070)         410,088
                                                                        -----------       ----------

      Net cash provided by financing activities......................       139,138          366,714
                                                                        -----------       ----------

Net increase (decrease) in cash......................................        21,227       (2,579,298)

Cash, beginning of period............................................       185,843        3,178,088
                                                                        -----------       ----------

Cash, end of period..................................................   $   207,070       $  598,790
                                                                        ===========       ==========

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

Note 2:      Inventories

             Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following

                                         June 30          December 31
                                           1998              1997
                                        ----------        -----------

             Finished goods             $1,527,001         $1,451,814
             Work in process                52,867             25,258
             Raw materials                 437,558          427,254
                                        ----------         ----------
                                        $2,017,426         $1,904,326
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

Item 2.
             Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Six Months Ended June 30, 1998 and 1997

Revenues for the six months ended June 30, 1998 totaled $9,004,211 as compared to $7,282,992 for the six months ended June 30, 1997, an increase of $1,721,219, or 23.6%. Existing store revenue increased $1,078,898, or 14.8%, as compared to June 30, 1997, while four new showrooms realized $642,321 in revenues during the same period.

Cost of goods sold totaled $3,963,748 for the first six months of 1998 as compared to $3,019,522 for the first six months of 1997. This increase of $944,226, or 31.3%, was primarily the result of the costs associated with the increase in production. Additionally, the cost of goods sold increased as a percentage of revenues from 41.5% to 44.0%, and was principally attributable to greater factory costs in the manufacturing process and increased sales of lower margin products.

Selling, general and administrative expenses totaled $5,584,846 for the first six months of 1998 as compared to $5,928,171 for the first six months of 1997. The decrease of $343,325, or 5.8%, was primarily the result of decreases in advertising expense, professional fees and certain store operating costs.

Loss from operations for the six-month period ended June 30, 1998 was $544,382, or 6.0% of revenues, as compared to a loss from operations of $1,664,701, or 22.9% of revenues, during the six-month period ended June 30, 1997.

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

For the first six months of 1998, the Company has recorded a deferred income tax benefit of $105,000 compared to a deferred income tax benefit of $746,966 in 1997.

Due to the combination of the preceding factors, the Company realized a net loss of $445,262, or 4.9% of revenues, during the six months ended June 30, 1998, as compared to a net loss of $932,149, or 12.8% of revenues, during the six months ended June 30, 1997.

Three Months Ended June 30, 1998 and 1997

Revenues for the three months ended June 30, 1998, totaled $4,444,277 as compared to $3,856,966 for the three months ended June 30, 1997, an increase of $587,311 or 15.2%. There were no new showrooms opened during the three-month period ended June 30, 1998.

Cost of goods sold for the three months ended June 30, 1998, was $1,956,417, or 44.0% of revenues, as compared to $1,564,315, or 40.6% of revenues, for the same period in 1997. This increase of $392,102, or 25.1%, was primarily the result of the costs associated with the increase in production. The increase in the cost of goods sold as a percentage of revenues was principally attributable to greater factory costs in the manufacturing process and increased sales of lower margin products.

Selling, general and administrative expenses amounted to $2,786,226 or 62.7% of revenues for the three months ended June 30, 1998, compared to $3,033,438 or 78.6% of revenues for the three months ended June 30, 1997. The decrease of $247,212, or 8.1%, is primarily due to decreases in advertising expenses and professional fees.

Loss from operations for the three months ended June 30, 1998 was $298,366, or 6.7% of revenues, as compared to a loss from operations of $740,787, or 19.2% of revenues, during the period ended June 30, 1997.

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

        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (Continued)

For the three months ended June 30, 1998, the Company has recorded a deferred income tax benefit of $60,000 compared to a deferred income tax benefit of $312,725 in 1997.

Due to the combination of the preceding factors, the Company realized a net loss of $216,557, or 4.9% of revenues, during the three months ended June 30, 1998, as compared to a net loss of $449,640, or 11.7% of revenues, during the three months ended June 30, 1997.

Liquidity and Capital Resources

The Company had a working capital surplus of $19,349 at June 30 1998, which represented a net improvement of $334,710 from the working capital deficit of $315,361 at December 31, 1997.

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

Part II.
                                Other Information

        Item 1. - Legal Proceedings
             Not applicable
        Item 2. - Changes in Securities
             Not applicable
        Item 3. - Defaults upon Senior Securities
             Not applicable
        Item 4. - Submission of Matters to a Vote of Security Holders
             Not applicable
        Item 5. - Other Information
             Page 10
        Item 6. - Exhibits and Reports on Form 8-K
                (a) Exhibits:
                    11  Calculation of net earnings per common share
                    27  Financial Data Schedule
                (b) Reports on Form 8-K:
                    The Company filed a report on Form 8-K on August 7, 1998, disclosing a Change in Control.

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

Date: December 15, 1998             ROOM PLUS, INC.

                           By:      /s/ Jay H. Goldberg
                                    ----------------------
                                    Name:  Jay H. Goldberg
                                    Title: Chief Financial Officer
                                    (Principal Accounting and Financial Officer)