Form 10QSB/A
period 1998-03-31
ROOM PLUS INC
filed 1999-02-18
CIK 1009773

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

                                    Yes X No
                                       --   --
The number of shares outstanding of the Issuer's Common Stock $.00133 par value, as of May 11, 1998 was 4,385,000.

The number of the Issuer's Common Stock Purchase Warrants outstanding as of May 11, 1998 was 2,530,000.

                 Transitional small business disclosure format:

                                    Yes   No X
                                       --   --

                                 ROOM PLUS, INC.
                                  Form 10-QSB/A


This Form 10-QSB/A amends the following items of the Company's Quarterly Report on Form 10-QSB/A previously filed with the Securities and Exchange Commission on December 14, 1998.


                                      INDEX



Part I            FINANCIAL INFORMATION                                  PAGE

Item 1.           Financial Statements

                  Notes to Financial Statements                            6

Item 2.           Management's Discussions and Analysis of
                  Financial Condition and Results of Operations            7


Signatures                                                                11

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


Note 2:      INVENTORIES
             Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                             March 31             December 31
                                    -----------------------------------------
                                        1998           1997           1997
                                    ------------   ------------    ----------

             Finished goods           $1,551,559     $1,362,025    $1,451,814
             Work in process              38,802         95,041        25,258
             Raw materials               471,378        316,362       427,254
                                    ------------   ------------  ------------
                                      $2,061,739     $1,773,428    $1,904,326
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


Note 4:      RESTATEMENT
             During the course of the preparation of the interim financial statements for the quarter ended September 30, 1998, the Company determined that the method used to value its inventories at interim dates was in error. The effect of the correction of this error on the previously issued financial statements was to reduce the net income by $260,857, or $.06 per share, from $32,151 to a loss of $(228,706). This error was discovered by the Company's taking certain physical inventory counts as of September 30, 1998 and comparing the valuation of those inventories with the values computed using the methodology employed as of March 31, 1998 (and as of June 30, 1998). Management did not previously detect these errors since the results of operations, based on such methodology, were consistent with projected results.

             Management has since implemented a new data processing system that will more accurately account for inventory quantities and costs. The Company will employ cycle counts of its finished goods inventories and is conducting monthly physical counts of its raw material inventories to ensure a proper accounting. This new system will also provide the Company with more reliable data as to the sales product mix, which has a significant impact on gross profits.

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

During the course of the preparation of the interim financial statements for the quarter ended September 30, 1998, the Company determined that the method used to value its inventories at interim dates was in error. This was discovered by the Company's taking certain physical inventory counts as of September 30, 1998 and comparing the valuation of those inventories with the values computed using the methodology employed as of March 31, 1998 (and as of June 30, 1998). Management did not previously detect these errors since the results of operations were in accordance with projected results.

Management has since implemented a new data processing system that will more accurately account for inventory quantities and costs. The Company will employ cycle counts of its finished goods inventories and is conducting monthly physical counts of its raw material inventories to ensure a proper accounting. This new system will also provide the Company with more reliable data as to the sales product mix, which has a significant impact on gross profits..

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

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                   (Continued)

                                   Signatures




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: February 18, 1999              ROOM PLUS, INC.




                                     By: /s/ Jay H. Goldberg
                                         ---------------------------
                                         Name: Jay H. Goldberg
                                         Title: Chief Financial Officer
                                         (Principal Accounting and Financial
                                         Officer)