Form 10QSB/A
period 1998-06-30
ROOM PLUS INC
filed 1999-02-18
CIK 1009773

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB/A

                               Amendment Number 3


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

                 Transitional small business disclosure format:

                                  Yes      No  X
                                     -----   -----

                                 ROOM PLUS, INC.
                                  Form 10-QSB/A

This Form 10-QSB/A amends the following items of the Company's Quarterly Report on Form 10-QSB/A previously filed with the Securities and Exchange Commission on December 14, 1998.


                                      INDEX

Part I       FINANCIAL INFORMATION                                     PAGE

Item 1.      Financial Statements

             Notes to Financial Statements                               6

Item 2.      Management's Discussions and Analysis of
             Financial Condition and Results of Operations               8

Signatures                                                              12

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


Note 2:      Inventories
             Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                                June 30        December 31
                                                  1998             1997
                                             ------------      -----------

             Finished goods                    $1,527,001       $1,451,814
             Work in process                       52,867           25,258
             Raw materials                        437,558          427,254
                                             ------------     ------------
                                               $2,017,426       $1,904,326
                                             ============     ============

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

Note 4:      Restatement
             During the course of the preparation of the interim financial statements for the quarter ended September 30, 1998, the Company determined that the method used to value its inventories at interim dates was in error. The effect of the correction of this error on the previously issued three and six month financial statements was to increase the net loss by $115,167, or $.03 per share, from a loss of $(101.390) to $(216,557 for the

                                 ROOM PLUS, INC.

                          Notes to Financial Statements
                                   (Continued)

Note 4:      Restatement (Continued)
             three months ended June 30, 1998 and to increase the net loss by $376,024, or $.09 per share, from a loss of $(69,239) to $(445,263 for the six months ended June 30, 1998. This error was discovered by the Company's taking certain physical inventory counts as of September 30, 1998 and comparing the valuation of those inventories with the values computed using the methodology employed as of June 30, 1998 (and as of March 31, 1998). Management did not previously detect these errors since the results of operations, based on such methodology, were consistent with projected results.

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

During the course of the preparation of the interim financial statements for the quarter ended September 30, 1998, the Company determined that the method used to value its inventories at interim dates was in error. This was discovered by the Company's taking certain physical inventory counts as of September 30, 1998 and comparing the valuation of those inventories with the values computed using the methodology employed as of June 30, 1998 (and as of March 31, 1998). Management did not previously detect these errors since the results of operations were in accordance with projected results.

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

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (Continued)

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

During the course of the preparation of the interim financial statements for the quarter ended September 30, 1998, the Company determined that the method used to value its inventories at interim dates was in error. This was discovered by the Company's taking certain physical inventory counts as of September 30, 1998 and comparing the valuation of those inventories with the values computed using the methodology employed as of June 30, 1998 (and as of March 31, 1998). Management did not previously detect these errors since the results of operations were in accordance with projected results.

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


Date: February 18, 1999           ROOM PLUS, INC.


                             By:  /s/ Jay H. Goldberg
                                  -----------------------
                                  Name:  Jay H. Goldberg
                                  Title: Chief Financial Officer
                                  (Principal Accounting and Financial Officer)