Form 10QSB/A
period 1998-03-31
ROOM PLUS INC
filed 1999-02-24
CIK 1009773

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB/A

                               Amendment Number 3


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For The Quarterly Period Ended March 31, 1998.

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

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

                                 Yes ___ No _X_

                                 ROOM PLUS, INC.
                                  Form 10-QSB/A


This Form 10-QSB/A amends the following items of the Company's Quarterly Report on Form 10-QSB/A previously filed with the Securities and Exchange Commission on February 19, 1999.

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

                                 ROOM PLUS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                       March 31      December 31
                                                         1998           1997
                                                     -----------    -----------
ASSETS                                                (Restated)
Current Assets
   Cash and cash equivalents .....................   $    72,640    $   185,843
   Accounts receivable ...........................       106,250         67,685
   Inventories ...................................     2,061,739      1,904,326
   Notes receivable, officers ....................        12,000         12,400
   Prepaid expenses ..............................       369,158        492,555
   Deferred income taxes .........................       133,500        134,500
                                                     -----------    -----------
      Total Current Assets .......................     2,755,287      2,797,309
                                                     -----------    -----------

Property and Equipment, net ......................     1,758,165      1,804,303
                                                     -----------    -----------

Other Assets
   Security deposits and deferred charges ........       225,759        249,474
   Deferred income taxes .........................     1,084,500      1,038,500
   Notes receivable, officers ....................       175,445        177,965
                                                     -----------    -----------
                                                       1,485,704      1,465,939
                                                     -----------    -----------
                                                     $ 5,999,156    $ 6,067,551
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt .............   $   195,192    $   212,791
   Notes payable .................................       499,123        400,070
   Due to related companies ......................       297,872        258,770
   Accounts payable and accrued expenses .........     1,678,887      1,604,047
   Sales taxes payable ...........................       110,361        108,475
   Customer deposits and other advances ..........       533,865        528,517
                                                     -----------    -----------
       Total Current Liabilities .................     3,315,300      3,112,670
                                                     -----------    -----------

Long-Term Debt, less current portion .............       405,538        447,857
                                                     -----------    -----------

Stockholders' Equity
   Common stock; authorized, 10,000,000 shares;
     $.00133 par value; 4,385,000 shares
     issued and outstanding ......................         5,832          5,832
   Additional paid-in capital ....................     6,512,645      6,512,645
   Deficit .......................................    (4,240,159)    (4,011,453)
                                                     -----------    -----------
                                                       2,278,318      2,507,024
                                                     -----------    -----------
                                                     $ 5,999,156    $ 6,067,551
                                                     ===========    ===========

                                 ROOM PLUS, INC.
                      STATEMENTS OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                    ---------------------------
                                                        1998            1997
                                                    -----------     -----------
                                                     (Restated)
Revenues .......................................    $ 4,559,934     $ 3,426,026

Cost of goods sold .............................      2,007,331       1,455,207
                                                    -----------     -----------

Gross profit ...................................      2,552,603       1,970,819
                                                    -----------     -----------

Expenses
    Selling ....................................      2,290,545       2,259,096
    General and administrative .................        508,075         635,637
                                                    -----------     -----------

                                                      2,798,620       2,894,733

Loss from operations ...........................       (246,017)       (923,914)
                                                    -----------     -----------

Other income (expenses)
Interest income ................................             --          28,579
Interest expense ...............................        (29,546)        (22,615)
Miscellaneous income ...........................          1,857           1,200
                                                    -----------     -----------
                                                        (27,689)          7,164
                                                    -----------     -----------

Loss before income tax benefits ................       (273,706)       (916,750)
Income tax benefits ............................        (45,000)       (434,241)
                                                    -----------     -----------

Net loss .......................................       (228,706)       (482,509)

Deficit, beginning of period ...................     (4,011,453)     (2,111,402)
                                                    -----------     -----------

Deficit, end of period .........................    $(4,240,159)    $(2,593,911)
                                                    ===========     ===========

Weighted average common shares outstanding .....      4,385,000       4,385,000
                                                    ===========     -----------

Basic and diluted loss per share ...............    $      (.05)    $      (.11)
                                                    ===========     ===========

                                 ROOM PLUS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                      -------------------------
                                                         1998           1997
                                                      ---------     -----------
                                                      (Restated)
Cash Flows from Operating Activities
Net loss .........................................    $(228,706)    $  (482,509)
Adjustments to reconcile net loss  to net
  cash used in operating activities
Depreciation .....................................       66,524          51,561
Deferred income taxes ............................      (45,000)       (435,623)
(Increase) decrease in operating assets
    Accounts receivable ..........................      (38,565)        (32,259)
    Inventories ..................................     (157,413)       (323,022)
    Prepaid expenses .............................      123,397         (36,994)
    Deferred charges .............................       25,215          33,108
Increase (decrease) in operating liabilities
    Accounts payable and accrued expenses ........      119,290         205,133
    Sales taxes payable ..........................        1,886           4,537
                                                      ---------     -----------

    Net cash used in operating activities ........     (133,372)     (1,016,068)
                                                      ---------     -----------

Cash Flows from Investing Activities
 Purchases of property and equipment .............      (20,386)       (488,325)
 Net loans from certain shareholders .............        2,920          36,878
 Increase in security deposits ...................       (1,500)         (5,883)
                                                      ---------     -----------

    Net cash used in investing activities ........      (18,966)       (457,330)
                                                      ---------     -----------

Cash Flows from Financing Activities
Net proceeds (repayment) of short-term debt ......       99,053         (75,000)
Net repayment of long-term debt ..................      (59,918)        (66,339)
                                                      ---------     -----------

    Net cash provided by (used in)
      financing activities .......................       39,135        (141,339)
                                                      ---------     -----------

    Net Decrease in Cash .........................     (113,203)     (1,614,737)

Cash, beginning of period ........................      185,843       3,178,088
                                                      ---------     -----------

Cash, end of period ..............................    $  72,640     $ 1,563,351
                                                      =========     ===========

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


Note 2:      INVENTORIES

             Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                               March 31             December 31
                                       -------------------------   -------------
                                          1998           1997          1997
                                       ----------     ----------   -------------

             Finished goods            $1,551,559     $1,362,025    $1,451,814
             Work in process               38,802         95,041        25,258
             Raw materials                471,378        316,362       427,254
                                       ----------     ----------    ----------
                                       $2,061,739     $1,773,428    $1,904,326
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





Date: February 24, 1999                        ROOM PLUS, INC.




                                           By: /s/ Jay H. Goldberg
                                               --------------------------------
                                               Name:  Jay H. Goldberg
                                               Title: Chief Financial Officer
                                                      (Principal Accounting and
                                                         Financial Officer)