Form 10QSB/A
period 1998-06-30
ROOM PLUS INC
filed 1999-02-24
CIK 1009773

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB/A

                               Amendment Number 4


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

                                 Yes ___ No _X_

                                 ROOM PLUS, INC.
                                  Form 10-QSB/A

This Form 10-QSB/A amends the following item of the Company's Quarterly Report on Form 10-QSB/A previously filed with the Securities and Exchange Commission on February 19, 1999.

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

                                 ROOM PLUS, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                       June 30      December 31
                                                         1998           1997
                                                     -----------    -----------
                                                     (Restated)
ASSETS
Current Assets
   Cash and cash equivalents .....................   $   207,070    $   185,843
   Accounts receivable ...........................       108,928         67,685
   Inventories ...................................     2,017,426      1,904,326
   Notes receivable, officers ....................        12,000         12,400
   Prepaid expenses ..............................       350,413        492,555
   Deferred income taxes .........................       133,500        134,500
                                                     -----------    -----------
      Total Current Assets .......................     2,829,337      2,797,309
                                                     -----------    -----------

Property and Equipment, net ......................     1,569,319      1,804,303
                                                     -----------    -----------

Other Assets
   Security deposits and deferred charges ........       173,874        249,474
   Deferred income taxes .........................     1,144,500      1,038,500
   Notes receivable, officers ....................       175,085        177,965
                                                     -----------    -----------
                                                       1,493,459      1,465,939
                                                     -----------    -----------
                                                     $ 5,892,115    $ 6,067,551
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt .............   $   179,491    $   212,791
   Notes payable .................................            --        400,070
   Due to related companies ......................       343,837        258,770
   Accounts payable and accrued expenses .........     1,703,605      1,604,047
   Sales taxes payable ...........................       194,551        108,475
   Customer deposits and other advances ..........       388,504        528,517
                                                     -----------    -----------
      Total Current Liabilities ..................     2,809,988      3,112,670
                                                     -----------    -----------

Long-Term Debt, less current portion .............     1,020,365        447,857
                                                     -----------    -----------

Stockholders' Equity
   Common stock; authorized, 10,000,000 shares;
     $.00133 par value; 4,385,000 shares
     issued and outstanding ......................         5,832          5,832
   Additional paid-in capital ....................     6,512,645      6,512,645
   Deficit .......................................    (4,456,715)    (4,011,453)
                                                     -----------    -----------
                                                       2,061,762      2,507,024
                                                     -----------    -----------
                                                     $ 5,892,115    $ 6,067,551
                                                     ===========    ===========

                                 ROOM PLUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Six Months Ended             Three Months Ended
                                                          June 30                       June 30
                                                 --------------------------    --------------------------
                                                     1998           1997           1998          1997
                                                 -----------    -----------    -----------    -----------
                                                  (Restated)                    (Restated)
Revenues .....................................   $ 9,004,211    $ 7,282,992    $ 4,444,277    $ 3,856,966
Cost of goods sold ...........................     3,963,748      3,019,522      1,956,417      1,564,315
                                                 -----------    -----------    -----------    -----------

Gross profit .................................     5,040,463      4,263,470      2,487,860      2,292,651
                                                 -----------    -----------    -----------    -----------

Expenses
   Selling ...................................     4,569,048      4,478,822      2,278,503      2,219,726
   General and administrative ................     1,015,798      1,449,349        507,723        813,712
                                                 -----------    -----------    -----------    -----------

                                                   5,584,846      5,928,171      2,786,226      3,033,438
                                                 -----------    -----------    -----------    -----------

Loss from operations .........................      (544,382)    (1,664,701)      (298,366)      (740,787)
                                                 -----------    -----------    -----------    -----------

Other income (expenses)
   Interest income ...........................         5,562         39,694          5,562         11,115
   Interest expense ..........................       (61,284)       (50,794)       (31,738)       (28,179)
   Miscellaneous income (expense) ............        49,842         (3,314)        47,985         (4,514)
                                                 -----------    -----------    -----------    -----------
                                                      (5,880)       (14,414)        21,809        (21,578)
                                                 -----------    -----------    -----------    -----------

Loss before income
   tax benefits ..............................      (550,262)    (1,679,115)      (276,557)      (762,365)

Income tax benefits ..........................      (105,000)      (746,966)       (60,000)      (312,725)
                                                 -----------    -----------    -----------    -----------

Net Loss .....................................   $  (445,262)   $  (932,149)   $  (216,557)   $  (449,640)
                                                 ===========    ===========    ===========    ===========

Weighted average common shares outstanding ...     4,385,000      4,385,000      4.385.000      4,385,000
                                                 ===========    ===========    ===========    ===========

Basic and diluted loss per share .............   $      (.10)   $      (.21)   $      (.05)   $      (.10)
                                                 ===========    ===========    ===========    ===========

                                 ROOM PLUS, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30
                                                       ------------------------
                                                          1998          1997
                                                       ---------    -----------
                                                       (Restated)
Cash Flows from Operating Activities
   Net loss ........................................   $(445,262)   $  (932,149)
   Adjustments to reconcile net loss to net
     cash used in operating activities
      Depreciation .................................     133,644        107,513
      Deferred income taxes ........................    (105,000)      (748,523)
   (Increase) decrease in operating assets
      Accounts receivable ..........................     (41,243)       (37,965)
      Inventories ..................................    (113,100)      (334,483)
      Prepaid expenses .............................     142,142       (108,404)
      Deferred charges .............................      62,100         77,909
   Increase (decrease) in operating liabilities
      Accounts payable, accrued expenses and
        other liabilities ..........................      44,612        (65,079)
      Sales taxes payable ..........................      86,076         15,795
                                                       ---------    -----------

      Net cash used in operating activities ........    (236,031)    (2,025,386)
                                                       ---------    -----------

Cash Flows from Investing Activities
   Purchases of property and equipment .............     (56,693)      (853,412)
   Disposal of leasehold improvements ..............     158,033             --
   Net loans (to) from certain shareholders ........       3,280         38,422
   Increase in investments .........................          --       (100,000)
   (Increase) decrease in security deposits
      and other assets .............................      13,500         (5,636)
                                                       ---------    -----------

      Net cash provided by (used in)
        investing activities .......................     118,120       (920,626)
                                                       ---------    -----------

Cash Flows from Financing Activities
   Net proceeds (repayment) of short-term debt .....     539,208        (43,374)
   Net proceeds (repayment) of long-term debt ......    (400,070)       410,088
                                                       ---------    -----------

      Net cash provided by financing activities ....     139,138        366,714
                                                       ---------    -----------

Net increase (decrease) in cash ....................      21,227     (2,579,298)

Cash, beginning of period ..........................     185,843      3,178,088
                                                       ---------    -----------

Cash, end of period ................................   $ 207,070    $   598,790
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


Note 2:      Inventories

             Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                                June 30         December 31
                                                  1998             1997
                                               ----------       ----------
             Finished goods                    $1,527,001       $1,451,814
             Work in process                       52,867           25,258
             Raw materials                        437,558          427,254
                                               ----------       ----------
                                               $2,017,426       $1,904,326
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


Note 4:      Restatement

             During the course of the preparation of the interim financial statements for the quarter ended September 30, 1998, the Company determined that the method used to value its inventories at interim dates was in error. The effect of the correction of this error on the previously issued three and six month financial statements was to increase the net loss by $115,167, or $.03 per share, from a loss of $(101.390) to $(216,557 for the three months

                                 ROOM PLUS, INC.

                          Notes to Financial Statements
                                   (Continued)


Note 4:      Restatement (Continued)

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





Date: February 24, 1999            ROOM PLUS, INC.




                               By: /s/ Jay H. Goldberg
                                   --------------------------------------------
                                   Name:  Jay H. Goldberg
                                   Title: Chief Financial Officer
                                   (Principal Accounting and Financial Officer)