Form 10KSB
period 1998-12-31
ROOM PLUS INC
filed 1999-04-15
CIK 1009773

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB



                     ANNUAL REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                         Commission file number 1-14478
December 31, 1998


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

         Securities registered under Section 12 (b) of the Exchange Act:

                                                       Name of each exchange
        Title of each Class                             on which registered
        -------------------                             -------------------
Common Stock, par value $.00133 per share                 NASDAQ SmallCap

Redeemable Common Stock Purchase Warrants                 NASDAQ SmallCap


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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     The issuer's revenues for the fiscal year ended December 31, 1998 were
                                  $19,223,455

 The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of the stock on March 22, 1999 was $2,064,000

   The Company has not issued any stock which does not possess voting rights.



The number of shares of the issuer's Common Stock, par value $.00133 per share, outstanding as of April 2, 1999 was 4,385,000. The actual number of the issuer's Redeemable Common Stock Purchase Warrants outstanding as of April 2,
                              1999 was 2,530,000.


Transitional Small Business Disclosure Format (check one):
               Yes        No  X
                   ---       ---

                                 ROOM PLUS, INC.
                                 ---------------

                                TABLE OF CONTENTS


                                                                         PAGE #
PART I
   Item 1  Description of Business                                          1
   Item 2  Description of Property                                          5
   Item 3  Legal Proceedings                                                6
   Item 4  Submission of Matters to a Vote of Security Holders              6


PART II
   Item 5  Market for Common Equity and Related Stockholder Matters         7
   Item 6  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    9
   Item 7  Financial Statements                                            12
   Item 8  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure                          27


PART III
   Item 9  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16 (a) of the Exchange Act              27
   Item 10 Executive Compensation                                          28
   Item 11 Security Ownership of Certain Beneficial Owners and
           Management                                                      31
   Item 12 Certain Relationships and Related Transactions                  32
   Item 13 Exhibits, Lists and Reports on Form 8-K                         32




SIGNATURES                                                                 36



                           Forward-Looking Statements
                           --------------------------

This Report on Form 10-KSB may contain statements that are forward-looking in nature and such statements should not be considered as guarantees of future performance because they involve many uncertainties and risks. Actual results may vary materially from projected results based upon a number of factors, including, but not limited to, the Company's ability to successfully expand its retail distribution, to further automate the manufacturing process to increase productivity, reduce costs and to compete with its direct and indirect competitors.

Item 1. Description of Business
-------------------------------

(a) General
    -------

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

    The Company distributes its products through its own distribution network of 16 retail showrooms located in the greater New York City and Philadelphia metropolitan areas. Management believes that stores located in strip malls and densely populated areas offer the highest visibility of the Company's products and ease of access for the Company's targeted customers. The Company's retail showrooms range from approximately 2,000 to 5,000 square feet and yield average annual sales of $308 per square foot.

    The Company uses standard component pieces to manufacture furniture for children's and adult's bedrooms and home offices. The approximately 300 standard components can be finished in numerous colors and textures and combined in various configurations to produce a finished product which is personalized to the customer's taste, space and budget. The use of standard components also permits the Company's furniture to be reconfigured as the customer's needs or tastes change. For example, a loft bed can be converted into separate beds, a desk, a dresser and a bookcase, and a baby's changing table can be converted into a child's play table and a dresser.

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

    The Company's manufacturing operations are conducted in a 78,000 square foot facility located in Paterson, New Jersey. In the past three years, the Company has implemented numerous changes to its manufacturing facility and processes in order to produce more contemporary styles of high quality, mica-laminated furniture.

    The Company's existing manufacturing facility currently operates on one and one-half shifts and has sufficient capacity to increase its manufacturing volume by approximately 20% without substantially increasing indirect costs of manufacturing. During 1997, the Company established five additional retail showrooms, three in the Philadelphia metropolitan area and two in New York City. During 1998, the Company closed one of its New York City locations. The Company continues to upgrade and automate its manufacturing process.

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

(b) Manufacturing Process
    ---------------------

    The Company manufactures its products in a 78,000 square foot plant located in Paterson, New Jersey. The plant currently operates on one and one-half shifts, five days per week, utilizing a "Just In Time" manufacturing process that allows the Company to reduce expenses associated with the maintenance of inventory. The plant has sufficient capacity to enable the Company to increase its manufacturing volume by approximately 20% without substantially increasing indirect manufacturing costs. Many of the current production processes used by the Company in the manufacture of its products are highly labor intensive as is traditional in the furniture manufacturing industry.

(c) Raw Materials and Suppliers
    ---------------------------

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

(d) Products
    --------

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

    In addition, a portion of the Company's sales relate to adult bedroom furniture and home office furniture. The Company offers, among other items, night tables, headboards, armoires, bookcases, computer stations and desks. Approximately 4% of the Company's sales are comprised of accessory furnishings such as lamps, bed coverings, bookends, picture frames and other small items that give the Company the ability to complete the design of the room in the showroom.

(e) Gallery/Specialty Format
    ------------------------

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

    The Company utilizes a combination gallery/specialty format as its high-pressure, mica-laminated furniture is displayed in settings designed to allow the consumers to envision the look of a complete room in their homes. Each retail showroom features approximately 18-20 settings. This presentation format encourages consumers to purchase an entire room of furniture and accessories from the Company, instead of individual pieces from different manufacturers and results in an average sale per customer of approximately $2,000. The Company believes that distributing its products through dedicated Company owned stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit.

(f) Advertising and Promotion
    -------------------------

    The Company marketing effort is supported by extensive advertising and promotion featuring the Company's slogan "Just 'Round the Corner" and "A LOT OF LIVING in a Little Space" motto. The Company has taken all necessary steps to register its slogan and motto. Management believes that advertising on broadcast and cable television has made the Company a household name in the area of children's furniture in the New York metropolitan area.

    For the year ended December 31, 1998, the Company's advertising expenditures were approximately $1,550,000 or 8.1% of revenues. This represents a decrease from the prior year of approximately 13%. In 1998, the Company did not incur the "start up" advertising costs associated with the Company's 1997 entry into metropolitan Philadelphia through the opening of three showrooms. The Company also advertises to a lesser extent in newspapers and on radio. Currently, the Company has begun to increase the level of print advertising.

    The Company's primary target market is women in the 24 to 50 age bracket, since the Company believes they most strongly influence the buying decision for children's furniture. Much of the Company's advertising is also shown during programming for children because children may influence their parents' decision on what type of furniture to have in their rooms.

    Throughout all of 1997 and through November 1998, Retail Media Plus, Inc. ("Retail Media Plus"), which is owned by three affiliated persons, placed all of the Company's advertising and bills the Company only for the actual cost of such advertising, without any additional expenses or mark-ups. Beginning in December 1998, the Company began placing its own advertising. See "Certain Relationships and Related Transactions".

    Pursuant to an agreement with King Features, the Company utilized the Dennis the Menace character as part of its corporate logo. The Company did not renew the agreement which expired on February 28, 1999.

(g) Expansion Strategy
    ------------------

    The Company's expansion strategy is primarily focused on opening additional retail showrooms in the existing markets of New York, New Jersey and greater Philadelphia, PA. In 1998, the Company did not open any new showrooms and closed one of its three showrooms in New York City. The Company does not plan to open any new showrooms in 1999. The Company is supplementing its management information system in 1999 with point of sale equipment to permit on line order processing, and provide on demand sales and marketing information. The Company is also exploring creating an E-Commerce site on the Internet.

(h) Customer Satisfaction
    ---------------------

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

(i) Government Regulation
    ---------------------

    The Company's manufacturing operations are subject to a wide range of federal, state and local laws and regulations relating to the protection of the environment, workers' health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act. Certain of the Company's operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at its manufacturing facility. The Company is also a voluntary participant in the Occupational Safety and Health Administration ("OSHA") Consultation Program in which OSHA periodically inspects the Company's facilities and makes recommendations on how to eliminate unsafe conditions in the manufacturing process before a complaint is filed. The cost to the Company to comply with government regulation of its manufacturing process and the effect of such compliance on the Company's operations are not material.

    The Company's retail operations are not subject to material federal, state and local laws and regulations other than consumer protection laws. Management believes that the Company is in substantial compliance with all laws and regulations affecting its business.

(j) Competition
    -----------

    The home furniture industry is a highly competitive and fragmented market with estimated annual U.S. sales of $54.8 billion in 1997 and estimated annual U.S. sales of $57.9 billion in 1998.

    The Company is the largest retailer of mica-laminated home furniture in the metropolitan New York and Philadelphia areas, where its 16 retail showrooms are located. Several small retailers such as Atlantic Furniture and Kids' Room, and large retailers, such as IKEA, also sell mica-laminated furniture similar to that sold by the Company in the same geographic region, but generally through only one or two retail outlets. The Company also competes with many companies, including much larger and diverse furniture companies, such as Huffmann Koos, Levitz, Thomasville and Drexel Heritage, that sell primarily wood furniture that is not mica-laminated.

(k) Employees
    ---------

    All Company personnel are employees of Employee Solutions, Inc. ("ESI") and their services are leased to the Company pursuant to an employee leasing agreement (the "Employee Leasing Agreement") between the Company and ESI. All references to employees herein refer to personnel whose services are leased by the Company from ESI under the Employee Leasing Agreement.

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

    The Company provides an intensive two-week, 100-hour training program to all sales personnel. Topics include merchandising, room layout, product knowledge and salesmanship and are taught by a full-time professional trainer. The Company believes that a well-trained sales force helps increase sales, encourages repeat customers and minimizes employee turnover. The Company attempts to select its retail managers from the pool of sales personnel employed by the Company. The average store manager has been with the Company for approximately eight years.

    As of December 31, 1998, the Company had approximately 198 employees, of whom five were executive officers, 77 were engaged in sales, 94 were engaged in manufacturing and 22 were administrative staff. Approximately 65 of the Company's manufacturing employees are covered by a collective bargaining agreement with a local division of the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO (the "Union"). The Company entered into a three-year collective bargaining agreement with the Union in September 1997. The Company has never experienced a material work stoppage and believes that its relationship with its employees is generally satisfactory.

Item 2.  Description of Property
-------  -----------------------

    The Company distributes substantially all of its products through a network of Company-owned retail showrooms dedicated solely to the display of the Company's products. All of such showrooms are located in premises leased by the Company. As of the date of this 10-KSB, the Company operates 16 retail showrooms in New York, New Jersey and Pennsylvania, which showrooms are set forth below:

                                      Month and Year                Square Feet
    Location                             Opened                    (Approximate)
    --------                             ------                    -------------
    Manhattan (3rd Ave.), NY          June 1981                        3,500
    Manhattan (Lexington Ave.), NY    November 1995                    2,700
    Scarsdale, NY                     January 1982                     3,500
    Farmingdale, NY                   February 1995                    3,700
    Carle Place, NY                   August 1987                      4,400
    Forest Hills, NY                  October 1987                     2,000
    Staten Island, NY                 March 1998                       4,000
    Brooklyn, NY                      January 1998                     2,700
    Paramus, NJ (Rt. 4)               March 1983                       5,000
    Paramus, NJ (Rt. 17)              February 1988                    5,000
    East Hanover, NJ                  August 1983                      4,000
    East Brunswick, NJ                August 1985                      4,800
    Union, NJ                         October 1995                     3,900
    Cherry Hill, NJ                   March 1998                       5,000
    Langhorne, PA                     February 1998                    3,200
    King of Prussia, PA               June 1998                        4,000

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

    In addition to its retail showrooms, the Company currently leases a 78,000 square foot plant in Paterson, New Jersey, which houses its administrative offices, executive staff, sales and marketing staff and its manufacturing and shipping facilities. The Company leases the facility at a monthly rent of approximately $25,000, subject to annual adjustment as more fully set forth in such lease. The lease expired on May 31, 1998, and the Company now occupies the facility on a month-to-month basis (which requires a twelve month notice to vacate) on the same terms and conditions as the original lease, including annual adjustments in rent. The owner of the Paterson facility is M&S Realty Company, which is owned by the Company's former Executive Vice President and Director of Manufacturing. See "Certain Relationships and Related Transactions". In September 1998, the Company entered into a one-year lease for approximately 15,000 square feet of additional warehouse space from an unrelated third party at an annual rental of $52,000.

Item 3. Legal Proceedings

    On February 19, 1999, a complaint was filed by a landlord in the US District Court, Eastern District for Pennsylvania, against the Company which alleges that the Company is in default of a lease and that the landlord is entitled to immediate payment of all rents due under the remaining term of the lease plus certain expenses. In connection therewith, a judgement was entered against the Company in the approximate amount of $1,200,000. Management has tentatively negotiated a settlement with the landlord requiring prepayment of rent in the approximate amount of $35,000.

    The Company is not a party to any other material pending legal proceedings, nor, to the Company's knowledge is any material legal proceeding threatened.

Item 4. Submission of Matters to a Vote of Security Holders

    (a) The 1998 Annual Meeting of Shareholders was held on October 30, 1998. The number of common shareholders present at the Annual Meeting in person or by proxy and voting and withholding authority to vote in the election of Directors was 3,696,054 or 84.3% of the common shares of Room Plus, Inc. outstanding on September 1, 1998, the record date for the Annual Meeting.

    (b) The following nominees, having received the FOR votes set opposite their respective names, constituting a majority of the votes cast at the Annual Meeting for the election of Directors, were elected Directors of Room Plus, Inc. to terms expiring in 1999:

                 Directors                For            Withheld
                 ---------                ---            --------
                 David Belford         3,572,269          123,785
                 Marc Zucker           3,572,269          123,785
                 Allan Socher          3,572,269          123,785
                 Theodore Shapiro      3,572,269          123,785
                 Alan Hirschfeld       3,572,269          123,785
                 Alan Granetz          3,572,269          123,785
                 Frank Terzo           3,572,269          123,785

    (c) Shareholders ratified the appointment of Ehrenkrantz Sterling & Co., LLC, as independent public accountants, to audit the financial statements for the current year ending December 31, 1998. The vote was 3,667,319 shares FOR and 19,100 shares AGAINST such ratification, with 9,635 shares abstaining. See Item 8.

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

(a) Market Information
    The Company's common stock and redeemable common stock purchase warrants are traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) SmallCap Market under the Symbols "PLUS" and "PLUSW" respectively. Set forth below are the range of reported high and low sales price information for the Company's common stock and redeemable common stock purchase warrants for 1998 and 1997 as reported by NASDAQ. All over-the-counter market price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                    Price Per
                                            Price Per Share        Redeemable
                                              of Common           Common Stock
                                                 Stock          Purchase Warrant
                                                 -----          ----------------
    Year ended December 31, 1998
    ----------------------------
    First Quarter                   High         4 1/8                3/4
                                    Low          1 1/2                9/32

    Second Quarter                  High         3 1/2               13/32
                                    Low          1 1/2                1/4

    Third Quarter                   High         2 13/16              7/32
                                    Low          1 1/8                5/32

    Fourth Quarter                  High         1 11/16              3/32
                                    Low            17/32              1/32


    Year ended December 31, 1997
    ----------------------------
    First Quarter                   High         5 1/2              2 7/8
                                    Low          2 7/8                21/32

    Second Quarter                  High         6 1/4              1 3/4
                                    Low          3                    7/8

    Third Quarter                   High         6 3/4              1 1/2
                                    Low          5 1/8                3/4

    Fourth Quarter                  High         8 1/4              2 1/2
                                    Low          2                    7/16

(b)  Holders
     As of April 2, 1999, the Company had approximately 1,070 beneficial owners of its common stock and 370 record holders of its redeemable common stock purchase warrants.

(c)  Dividends
     The Company has not paid any dividends on its Common Stock in the last two fiscal years and does not anticipate paying dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration and payment of dividends in the future will be at the election of the Board of Directors and will depend upon the Company's earnings, current and anticipated capital requirements, results of operations, financial position of the Company, plans for expansion, future prospects, general economic conditions, and restrictions under then existing credit and other debt instruments and arrangements, and other factors deemed pertinent by the Board.

(d)  Recent Sales of Unregistered Securities
     Effective January 31, 1997, the Company issued warrants to acquire 25,000 shares of common stock to each of three then serving executive officers, Marc Zucker, Allan Socher and Theodore Shapiro, at an exercise price of $3.0625. Such warrants vested immediately and expire five years from the date of grant. Such warrants were issued in lieu of cash bonus awards for services rendered in 1996.

     On July 31, 1998, the Company issued an option to David Belford, in connection with his loan of $1,500,000 to the Company, to purchase 2,000,000 shares of the Company's common stock at $2.00. As part of the loan agreement, Mr. Belford was elected Chairman of the Company's Board of Directors. Such warrants vested immediately and expire five years from the date of grant. On February 5, 1999, the warrants were canceled and replacement warrants were issued therefor. The exercise price of the replacement warrants is $0.75. Such exercise price was based upon the closing market price for the underlying securities on February 4, 1999, which was $0.50. The closing market price for the underlying securities on the date of grant was $1.438.

     In September and October 1998, the Company issued options to two employees, Stephen Giordano and Ronald A. Kaplan, to purchase an aggregate of 400,000 shares of the Company's common stock at $2.00. Such options vest over a three-year period and expire five years from the date of grant. On February 5, 1999, the options were canceled and replacement options were issued therefor. The exercise price of the replacement options is $0.75. Such exercise price was based upon the closing market price for the underlying securities on February 4, 1999, which was $0.50. The closing market price for the underlying securities on the date of grant was $1.438.

     All of the securities described above were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules promulgated thereunder and no public offering was involved.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements (and the related notes thereto) included elsewhere in this Form 10-KSB.

     Description of Business
     -----------------------

   (a)  General
        -------

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

   (b)  Results of Operations--Ratios
        -----------------------------

   The following tables set forth, for the periods indicated, certain items from the Company's Statements of Operations, presented as a percentage of revenues. The operating results for any period are not necessarily indicative of results that can be expected for any future period.

                                                        Years ended December 31
                                                        -----------------------
                                                         1998             1997
                                                        -------         --------
     Revenues                                            100.0%          100.0%
     Cost of goods sold                                   44.0%           44.0%
     Gross profit                                         56.0%           56.0%
     Selling, general & administrative expenses           62.4%           71.9%
     Loss from operations                                 (6.4)%         (15.9)%
     Other income (deductions)                            (1.9)%          (1.3)%
     Net loss                                            (14.4)%         (11.3)%


     1998 Compared with 1997

     Revenues
     Revenues for the year ended December 31, 1998 were $19,223,455, as compared to $16,851,321 for the year ended December 31, 1997, an increase of $2,372,134 or 14.1%. This increase is, in part, the result of four new showrooms opened in 1997, having a full year of operations in 1998 and increased volume from existing showrooms. Same store revenues increased $1,991,000, or 12%, while the new showrooms added $381,000.

     Cost of goods sold
     Cost of goods sold for the year ended December 31, 1998 was $8,457,924 or 44.0% of revenues as compared to $7,418,128 or 44.0% of revenues for the same period in 1997. Cost of goods sold increased $1,039,796, or 14.0% in 1998 compared to 1997. This increase in cost of goods sold was primarily the result of increased sales volume.

     Selling, general and administrative expenses
     Selling, general and administrative expenses amounted to $11,996,492, or 62.4% of revenues in 1998 as compared to $12,110,370 or 71.9% of revenues in 1997. The decrease of $113,878, or 0.9% is primarily due to reduced advertising costs and professional fees.

     Other income and expenses
     Other income and expenses was a net expense of $370,831 as compared to a net expense of $219,679 in 1997. Net interest expense increased approximately $362,000 in 1998 as a result of increased borowings and higher interest rates and the noncash interest associated with the issuance of detachable warrants in 1998. Other expenses, primarily acquisition costs and a provision for store closing costs, decreased approximately $150,000 in 1998.

     Loss before income taxes
     The preceding factors combined to produce a loss before income taxes of $1,601,792 as compared to a loss before income taxes of $2,896,856 in 1997. Management's plans to improve this position in 1999 are included in Note 2 in the financial statements included in Item 7.

     Income taxes
     In years prior to 1998, the Company recorded net deferred tax assets of $1,173,000. During 1998, the Company reassessed the net realizable value of these assets and has fully reserved them, resulting in a tax provision of $1,173,000 in 1998.

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

     Other income and expenses
     Other income and expenses was a net expense of $219,679 in 1997 as compared to a net expense of $21,487 in 1996. The increase is the result of costs accrued in anticipation of closing one showroom, increased interest expense caused by the Company's use of its line of credit and the costs associated with a proposed acquisition which was terminated in 1997.


     Liquidity and Capital Resources

     Recurring losses from operations have had an adverse effect on the Company's short-term liquidity. The ability of management to successfully secure financing through vendor support or other alternatives is critical to the Company's ability to continue as a going concern. The Company incurred losses before income taxes of approximately $1,600,000 and $2,900,000 the years ended December 31, 1998 and 1997. The Company had a working capital deficit of $53,589 at December 31, 1998, which represented an improvement of $261,772 from the working capital deficit of $315,361 at December 31, 1997. The decrease in working capital deficit is primarily the result of the Company's reduction of its current liabilities. Management's plans to mitigate these conditions include the addition of certain new senior management executives, a new incentive sales compensation plan and additional engineering expertise to redesign products to minimize production costs and to reevaluate plant layout to maximize efficiency and profitability. In addition, advertising expenditures will be redistributed to increase customer traffic and more effectively reach target markets.

     Management believes, that if financing can be obtained to address the Company's severe short-term liquidity issues for which there is no guarantee, these and other related efforts will enable the Company to generate income in 1999 and thereafter. However, there can be no assurances that the Company's plan will succeed. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The Company's operating activities used cash of $1,198,733 and $2,717,036 for the years ended December 31, 1998 and 1997, respectively. The principal use of the cash in 1998 was to fund operations. The principal use of the cash in 1997 was to finance operating expenses and inventory associated with the opening of one showroom in late-1996 and five new retail showrooms in 1997, a $453,919 increase in inventory, a provision for closing one showroom and a $100,000 deposit in connection with a proposed acquisition. In February 1998, the Company terminated its letter of intent to acquire The Baby's Room, Inc. and Baby's Room USA, Inc. Upon such termination, the Company's deposit of $100,000 was returned.

     The Company's investing activities provided (used) cash of $110,857 and $(508,835) for the years ended December 31, 1998 and 1997, respectively. The primary source of cash in 1998 was the sale of property. The principal use of cash in 1998 was the purchase of manufacturing equipment. The principal use of cash in 1997 was the money expended on leasehold improvements as well as the purchase of fixtures and inventory for new showrooms and the purchase of equipment to improve manufacturing efficiency. In management's opinion, all such assets are adequately insured.

     The Company's financing activities provided cash of $1,029,920 and $233,626 for the years ended December 31, 1998 and 1997, respectively. On June 11, 1998, the Company obtained extensions of two loans from individuals originally due on that date. The loans were extended to August 1, 1998 and subsequently to August 4, 1998. On August 4, 1998, those loans were repaid in full. On July 31, 1998, the Company obtained a $1.5 million loan from David A. Belford, an individual investor. The loan, which matures July 31, 2000, bears interest at 12% per annum, payable quarterly, and is secured by substantially all of the Company's assets. In addition, the investor was granted warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $2.00 per share (subsequently repriced on February 5, 1999, at $.75 per share). On August 4, 1998, the Company repaid its full outstanding balance on its bank line of credit of approximately $700,000. Utilization of the Company's line of credit was the primary source of cash in 1997. In August 1997, the Company increased its line of credit facility from $350,000 to $500,000. Such line bore interest at the prime rate plus 2% per annum and expired in August 1998.

     Year 2000 Issues

     The Company continues to evaluate and adjust all known date-sensitive systems and equipment for Year 2000 ("Y2K") compliance. The assessment phase of the Company's Y2K project includes both information technology as well as non- information technology equipment. The Company is using both internal and external resources to identify and test the systems for Y2K compliance, and to reprogram or replace them when necessary. It is presently anticipated that such efforts will be completed by late-1999. The Company does not separately track the internal costs incurred for the Y2K project, and such costs are principally the related payroll costs for its information systems group. These costs are expensed as incurred. All such costs are being funded through operating cash flows. The only third parties with whom the Company has material relationships are the various suppliers of raw materials or purchased products. The Company has begun to survey those significant suppliers (several of which are public companies and have disclosed their Year 2000 status) to determine the extent to which the Company's, systems and operations are vulnerable to any failure by those third-party suppliers to remediate their own Y2K problems. Management has not been informed of or discovered any facts that would suggest that those third-party suppliers will not be Y2K compliant. There can be no guarantee, however, that those suppliers will successfully attain Y2K compliance and that such failure to so comply would not have an adverse effect on the Company. Moreover, should any one supplier suffer a serious Y2K problem, the Company would be able to obtain appropriate replacement products from alternative suppliers as the Company is not solely dependent upon any one supplier for any of its primary raw materials or purchased products. Further, the Company will evaluate the extent to which contingency plans may be needed based upon communications with third-party suppliers and assessment of other outside risks, such contingency plans shall be finalized during 1999. Management believes, however, that ongoing communication with and assessment of the third-party suppliers will minimize any of the above discussed risks.

Item 7.  Financial Statements
-------  --------------------

     The following financial statements are furnished as part of this Annual Report on Form 10-KSB:

     Index to Financial Statements                                    Page No.
     -----------------------------                                    --------

         Report of Independent Public Accountants                       13

         Balance Sheets as of December 31, 1998 and 1997                14

         Statements of Operations
           Years Ended December 31, 1998 and 1997                       15

         Statements of Stockholders' Equity
           Years Ended December 31, 1998 and 1997                       16

         Statements of Cash Flows
           Years Ended December 31, 1998 and 1997                       17

         Notes to Financial Statements                                  18

                    Report of Independent Public Accountants

To the Board of Directors and
   Stockholders of Room Plus, Inc.:

We have audited the accompanying balance sheet of ROOM PLUS, INC. (a New York corporation) as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Room Plus, Inc. as of December 31, 1997, were audited by other auditors whose report dated March 30, 1998, except for
Note 19, as to which the date was August 4, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Room Plus, Inc. as of December 31, 1998, and the results of its operations and cash flows the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a deficit in working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                                         /s/ ARTHUR ANDERSEN LLP
                                                         -----------------------

Columbus, Ohio,
April 9, 1999.

                                 ROOM PLUS, INC.
                                 BALANCE SHEETS

                                                                        December 31
                                                               -----------------------------
                                                                    1998           1997
                                                               -------------- --------------
                                     ASSETS
Current Assets
  Cash and cash equivalents...................................... $   127,887    $   185,843
  Accounts receivable............................................     151,533         67,685
  Inventories, net...............................................   1,940,428      1,904,326
  Notes receivable, officers.....................................      12,000         12,400
  Prepaid expenses and other current assets......................     274,387        492,555
  Deferred income taxes..........................................          --        134,500
                                                                  -----------    -----------
    Total Current Assets.........................................   2,506,235      2,797,309
                                                                  -----------    -----------

Property and Equipment, at cost..................................   3,814,273      3,745,196
  Less accumulated depreciation
    and amortization.............................................  (2,165,260)    (1,940,893)
                                                                  -----------    -----------
                                                                    1,649,013      1,804,303
                                                                  -----------    -----------
Other Assets
  Security deposits..............................................     158,350        165,183
  Deferred charges...............................................          --         84,291
  Deferred income taxes..........................................          --      1,038,500
  Notes receivable, officers.....................................     175,880        177,965
                                                                  -----------    -----------
                                                                      334,230      1,465,939
                                                                  -----------    -----------
                                                                   $4,489,478     $6,067,551
                                                                  -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term obligations.......................  $  176,945     $  212,791
  Notes payable..................................................          --        400,070
  Due to related company.........................................          --        258,770
  Accounts payable and accrued expenses..........................   1,982,183      1,604,047
  Sales taxes payable............................................     188,267        108,475
  Customer deposits and other advances...........................     212,429        528,517
                                                                  -----------    -----------
    Total Current Liabilities....................................   2,559,824      3,112,670

Long-term Obligations, less current portion......................   1,184,817        447,857
                                                                  -----------   ------------
                                                                    3,749,641      3,560,527
                                                                  -----------   ------------

Commitments and Contingencies

Stockholders' Equity
  Capital stock
    Authorized, 10,000,000 shares at $.00133 par value, 4,385,000
    shares issued and outstanding................................       5,832          5,832
  Additional paid-in capital.....................................   7,525,250      6,512,645
  Retained deficit...............................................  (6,786,245)    (4,011,453)
                                                                  -----------    -----------
                                                                      744,837      2,507,024
                                                                  -----------    -----------
                                                                   $4,489,478     $6,067,551
                                                                  ===========    ===========

The accompanying notes are an integral part of these statements.

                                ROOM PLUS, INC.
                            STATEMENTS OF OPERATIONS




                                                                  Years Ended December 31
                                                                    1998          1997
                                                               ---------------------------
Revenues......................................................   $19,223,455   $16,851,321

Cost of goods sold............................................     8,457,924     7,418,128
                                                                 -----------   -----------

  Gross Profit................................................    10,765,531     9,433,193
                                                                 -----------   -----------

Expenses
  Selling.....................................................     9,789,125     9,979,319
  General and administrative..................................     2,207,367     2,131,051
                                                                 -----------   -----------
                                                                  11,996,492    12,110,370
                                                                 -----------   -----------

Loss from operations..........................................    (1,230,961)   (2,677,177)
                                                                 -----------   -----------

Other Income (expenses)
  Interest expense............................................      (438,850)     (106,205)
  Proposed acquisition costs..................................            --      (104,003)
  Provision for store closing.................................            --      (100,000)
  Interest and other income...................................         68,019       90,529
                                                                 -----------   -----------
                                                                    (370,831)     (219,679)
                                                                 -----------   -----------

Loss before income tax provision (benefit)....................    (1,601,792)   (2,896,856)

Income tax provision (benefit)................................     1,173,000      (996,805)
                                                                 -----------   -----------

  Net Loss....................................................   $(2,774,792)  $(1,900,051)
                                                                 ===========   ===========

Weighted average common shares outstanding....................     4,385,000     4,385,000
                                                                 -----------   -----------

Basic and diluted net loss per share..........................   $     (0.63)  $     (0.43)
                                                                 ===========   ===========







The accompanying notes are an integral part of these statements.

                                            ROOM PLUS, INC.
                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                YEARS ENDED DECEMBER 31, 1998 AND 1997




                                          Issued and             Issued and
                             Authorized   Outstanding            Outstanding            Additional
                               Common       Common                 Common                 Paid-in     Retained
                               Shares       Shares      Amount     Warrants   Amount      Capital      Deficit      Total
                               ------       ------      ------     --------   ------      -------      -------      -----
Balance, December 31, 1996   10,000,000    4,385,000    $5,832    2,530,000   $253,000  $6,259,645   $(2,111,402) $4,407,075
  Net loss                           --           --        --           --         --          --    (1,900,051) (1,900,051)
                             ----------    ---------    ------    ---------   --------  ----------   -----------  ----------
Balance, December 31, 1997   10,000,000    4,385,000     5,832    2,530,000    253,000   6,259,645    (4,011,453)  2,507,024
  Issuance of detachable
      warrants                       --           --        --           --         --   1,012,605            --   1,012,605
  Net loss                           --           --        --           --         --          --    (2,774,792) (2,774,792)
                             ----------    ---------    ------    ---------   --------  ----------   -----------  ----------
Balance, December 31, 1998   10,000,000    4,385,000    $5,832    2,530,000   $253,000  $7,272,250   $(6,786,245) $  744,837
                             ==========    =========    ======    =========   ========  ==========   ===========  ==========




The accompanying notes are an integral part of these statements.

                                 ROOM PLUS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                  Years Ended December 31
                                                                  -----------------------
                                                                     1998          1997
                                                                     ----          ----
Cash Flows from Operating Activities
Net loss.....................................................   $ (2,774,792)  $(1,900,051)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...............................       269,371       250,200
  Amortization of discount....................................       103,736            --
  Deferred income taxes.......................................     1,173,000      (999,623)
  Gain on sale of property....................................       (42,460)           --
  Provision for store closing.................................            --       100,000
(Increase) decrease in operating assets:
    Accounts receivable.......................................       (83,848)      (28,797)
  Inventories.................................................       (36,102)     (453,919)
  Prepaid expenses............................................       218,168      (117,017)
  Security deposits ..........................................         6,833        (5,634)
  Deferred charges............................................        84,291       156,489
Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses.......................       378,136       119,244
  Customer deposits and other advances........................      (316,088)       53,113
  Due to related party........................................      (258,770)      123,256
  Sales taxes payable.........................................         79,792      (14,297)
                                                                ------------   -----------
    Net cash used in operating activities.....................    (1,198,733)   (2,717,036)
                                                                ------------   -----------

Cash  Flows from Investing Activities
Purchases of property and equipment, net......................       (78,796)     (544,162)
Proceeds from sale of property................................       187,168            --
Repayments of notes receivable from executive officers........         2,485        35,327
                                                                ------------   -----------
    Net cash provided by (used in) investing activities.......       110,857      (508,835)
                                                                ------------   -----------

Cash Flows from Financing Activities
Net proceeds (repayment) of notes payable.....................      (400,070)      325,070
Proceeds from long-term obligations...........................       638,889            --
Repayment of long-term obligations............................      (221,504)      (91,444)
Proceeds from detachable warrants.............................     1,012,605            --
                                                                ------------   -----------
    Net cash provided by financing activities.................     1,029,920       233,626
                                                                ------------   -----------

  Net Decrease in Cash and Cash Equivalents...................       (57,956)   (2,992,245)

Cash and Cash Equivalents, beginning of year..................       185,843     3,178,088
                                                                ------------   -----------

Cash and Cash Equivalents, end of year........................  $    127,887   $   185,843
                                                                ============   ===========

The accompanying notes are an integral part of these statements.

                                 ROOM PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS



Note 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Organization
         Room Plus, Inc. (the "Company") is located in Paterson, New Jersey, and manufactures high quality mica-laminated furniture. The Company distributes substantially all of its products through a network of 16 company-owned retail showrooms dedicated primarily to the display of the Company's products. The retail showrooms are located in New York, New Jersey and Pennsylvania under the trade name of Room Plus Furniture.

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

         Cash and Cash Equivalents
         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

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

         Guaranty and Warranty Policies
         The Company maintains a limited lifetime defective product warranty for certain products that are manufactured by the Company. The Company accrues estimated warranty costs as products are sold.


         Fair Value of Financial Instruments
         The fair value of the Company's assets and liabilities, which constitute financial instruments as defined in Statement of Financial Accounting Standards No. 107, approximate their recorded value.

         Advertising
         The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $1,549,608 and $1,780,380 in 1998 and 1997, respectively.

         Earnings per Common Share
         In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
         128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128 earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred.

         New Accounting Pronouncements
         Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting on Comprehensive Income". SFAS No. 130 requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. There were no changes to, or additional disclosures required in the Company's financial statements as a result of adopting this new standard.

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         Effective January 1, 1998, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosure of the Company's financial and detailed information about its operating segments in a manner consistent with internal reporting used by the Company to allocate resources and assess financial performance. There were no changes to, or additional disclosures required in the Company's financial statements as a result of adopting this new standard.

Note 2:  MANAGEMENT'S PLAN (Unaudited)
         Recurring losses from operations have had an adverse effect on the Company's short-term liquidity. The ability of management to successfully secure financing through vendor support or other alternatives is critical to the Company's ability to continue as a going concern. The Company incurred losses before income taxes of approximately $1,600,000 and $2,900,000 the years ended December 31, 1998 and 1997. Further, at December 31, 1998 and 1997, the Company had a working capital deficit of approximately $54,000 and $315,000, respectively. Management's plans to mitigate these conditions include the addition of certain new senior management executives, a new incentive sales compensation plan and additional engineering expertise to redesign products to minimize production costs and to reevaluate plant layout to maximize efficiency and profitability. In addition, advertising expenditures will be redistributed to increase customer traffic and more effectively reach target markets.

         Management believes, that if financing can be obtained to address the Company's severe short-term liquidity issues for which there is no guarantee, these and other related efforts will enable the Company to generate income in 1999 and thereafter. However, there can be no assurances that the Company's plan will succeed. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3:  RECLASSIFICATIONS
         Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

Note 4:  INVENTORIES
         Inventories consist of the following:

                                                                     December 31
                                                              ------------------------
                                                                 1998          1997
                                                              ------------------------
         Showrooms and warehouse..........................    $1,656,078    $1,451,814
         Raw materials....................................       415,418       427,254
         Work-in-process..................................        10,932        25,258
         Allowance for slow-moving inventory..............      (142,000)           --
                                                              ----------    ----------
                                                              $1,940,428    $1,904,326
                                                              ==========    ==========


Note 5:  PROPERTY AND EQUIPMENT
         Property and equipment consist of the following, at cost:

                                                                     December 31
                                                              ------------------------
                                                                 1998          1997
                                                              ------------------------
         Automobiles......................................    $  115,501    $  109,723
         Office furniture, fixtures and equipment.........       500,839       460,283
         Factory machinery and equipment..................     1,622,642     1,448,194
         Leasehold improvements...........................     1,575,291     1,726,996
                                                              ----------    ----------
                                                              $3,814,273    $3,745,196
                                                              ==========    ==========

         Expenditures for major betterments are capitalized and repairs and maintenance are expensed. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is reflected in operations. The Company has determined that no impairment exists related to the net book value of these assets.

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 6:  LINE OF CREDIT AND BANK LOAN
         The Company had a line of credit of $700,000 from a bank bearing interest at prime plus 2% per annum (10 1/2% at December 31, 1997) which expired in August 1998. On August 4, 1998, the Company repaid its full outstanding balance on this bank line of credit.


Note 7:  LONG-TERM OBLIGATIONS
         Long-term obligations consists of the following:

                                                                                                      December 31
                                                                                              -------------------------
                                                                                                  1998          1997
                                                                                                  ----          ----
         $1,500,000 note payable to a director/shareholder at a 12% stated interest rate, for which proceeds of $861,111 were for detachable warrants granted in conjunction with issuance of the note. This amount will be amortized using the effective interest method over the life of the loan, at an effective interest rate of 63%. The loan matures on July 31, 2000, and is
         collateralized by substantially all of the Company's assets............                $742,625           --

         Obligations under capital leases are payable in monthly installments of
         $12,904 maturing in 2003 and bear interest at rates between 4.5% and
         23.18%. The obligations are collateralized by machinery and equipment
         and guaranteed by certain executive officers...........................                 587,548       542,532

         Notes payable in monthly installments of $1,543 maturing in 2001 and bearing interest at rates between 8.74% and 9.15%, collateralized
         by transportation equipment with a net book value of $33,645...........                  26,340        41,756

         Unsecured obligation payable to a landlord which matured
         in January 1998........................................................                      --        10,660

         Note due a finance company relating to Directors and
         Officers insurance requiring monthly payments of $5,289
         including interest at 7.85% and maturing in January 1999...............                   5,249        65,700
                                                                                              ----------      --------
                                                                                               1,361,762       660,648
         Less current portion, including obligations under capital
         leases of $154,859 and $126,264 in 1998 and 1997.......................                 176,945       212,791
                                                                                              ----------      --------
                                                                                              $1,184,817      $447,857
                                                                                              ==========      ========

         Annual payments of long-term obligations are as follows:

             Years ending
             December 31                                               Amount
             -----------                                               ------
                1999..............................................   $  176,945
                2000..............................................      910,305
                2001..............................................      168,543
                2002..............................................       74,731
                2003..............................................       31,245
                                                                     ----------
                                                                     $1,361,762
                                                                     ==========

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 8:  OBLIGATIONS UNDER CAPITAL LEASES
         The Company leases certain machinery and equipment under capital leases with a capitalized cost of $888,837 less accumulated amortization of $129,708 at December 31, 1998 and $689,275 and $98,525, at December 31,
         1997, respectively.

         The following is a schedule of future minimum payments required under the leases together with their present value as of December 31, 1998:

             Due During
             Year Ending
             December 31                                              Amount
             -----------                                              ------
                1999.............................................   $220,486
                2000.............................................    207,157
                2001.............................................    189,602
                2002.............................................     82,719
                2003.............................................     36,891
                                                                    --------
                                                                     736,855
         Less amount representing interest.......................    149,307
                                                                    --------
                                                                    $587,548
                                                                    ========


Note 9:  RELATED PARTY TRANSACTIONS
         The aggregate balance due from certain executive officers and a former executive officer was $187,880 and $190,365 at December 31, 1998 and 1997, respectively, which is represented by promissory notes bearing interest at 6% per annum with no stated maturity.

         During the years ended December 31, 1998 and 1997, the Company incurred advertising costs of approximately $1,219,000 and $1,780,000, respectively, with a related company.

         See Notes  7, 11 and 20 for other related party transactions.

Note 10: INCOME AND DEFERRED TAXES
         A deferred tax asset results from timing differences in the recognition of depreciation and certain other expenses for tax and financial reporting purposes and the recognition of net operating loss carryforward benefits for financial statement purposes. As of December 31, 1998, the Company has net operating loss carryforwards of approximately $4,430,000 for Federal income tax purposes. These net operating loss carryforwards expire in 2010 to 2013. In addition, the Company has net operating loss carryforwards of approximately $3,544,000, $2,339,000 and $250,000 for the States of New York, New
         Jersey and Pennsylvania, respectively, which expire between 2002 and 2013. The Company has provided a valuation allowance of approximately $2,055,000 and $460,000 in 1998 and 1997, respectively, against the future benefits of the deferred tax assets due to uncertainty of future realization.

         The deferred tax assets consist of the following:

                                                      December 31
                                               ------------------------
                                                  1998          1997
                                               ----------    ----------
             Federal                           $1,675,000    $1,093,000
             State                                380,000       540,000
                                               ----------    ----------
                                                2,055,000     1,633,000
             Valuation allowance               (2,055,000)     (460,000)
                                               ----------    ----------
               Total deferred tax assets       $       --    $1,173,000
                                               ==========    ==========

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 10: INCOME AND DEFERRED TAXES (Continued)
         The provision (benefit) for Federal and State income taxes is comprised of the following:


                                                   Years Ended December 31
                                                   -----------------------
                                                     1998           1997
                                                     ----           ----
         Current income taxes
             Federal                              $       --    $       --
             State                                        --         2,818
                                                  ----------    ----------
                                                          --         2,818
                                                  ----------    ----------
         Deferred income taxes (benefits)
             Increase in deferred tax assets        (422,000)     (735,293)
             Increase in valuation allowance       1,595,000      (264,330)
                                                  ----------    ----------
                                                   1,173,000      (999,623)
                                                  ----------    ----------
             Total provision (benefit)            $1,173,000    $ (996,805)
                                                  ==========    ==========


Note 11: COMMITMENTS AND CONTINGENCIES
         Leasing Activities
         Leases for retail showrooms in New York, Pennsylvania and New Jersey expire at various dates through May 2009. The leases require the Company to pay various operating expenditures including real estate taxes, while certain leases contain provisions for rent escalations.

         The Company leased its corporate office and manufacturing facility from M & S Realty Company, a related party, under a lease which expired May 31, 1998, at an annual rental of approximately $292,000. Upon the expiration of the lease, the Company began occupying the facility on a month-to-month basis under the same terms of the original lease, including rent escalations, but is required to give the landlord twelve months notice of its intent to terminate the lease. The lease requires the Company to pay certain operating expenses of the facility, including real estate taxes and insurance.

         In September 1998, the Company entered into a one year lease for additional warehouse space at a monthly rental of $4,333.

         Rent expense for retail showrooms, warehousing and the manufacturing facility totaled $2,396,897 and $2,489,086 in 1998 and 1997, respectively.

         The Company has automotive and other equipment leases expiring through November 2003 with future minimum lease payments of approximately $98,000. Rent expense for these leases totaled approximately $37,000 and $40,000 in 1998 and 1997, respectively.

         Approximate future minimum rentals under all operating lease arrangements are due as follows:

                       Years Ending
                        December 31                   Amount
                        -----------                -----------
                           1999                     $2,099,200
                           2000                      1,557,900
                           2001                      1,452,800
                           2002                      1,156,700
                           2003                        942,700
                        Thereafter                   1,575,900
                                                    ----------
                                                    $8,785,200
                                                    ==========

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 11: COMMITMENTS AND CONTINGENCIES (Continued)
         Litigation
         On February 19, 1999, a complaint was filed by a landlord in the U.S. District Court, Eastern District for Pennsylvania, against the Company which alleges that the Company is in default of a lease and that the landlord is entitled to immediate payment of all rents due under the remaining term of the lease plus certain expenses. In connection therewith, a judgement was entered against the Company in the approximate amount of $1,200,000. Management has tentatively negotiated a settlement with the landlord requiring prepayment of rent in the approximate amount of $35,000.

         The Company is subject to routine litigation that is incidental to the business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or the results of operations of the Company.

         Employment Contracts
         Employment contracts between the Company and four executive officers through 1999 provide for an aggregate minimum annual salary of $618,000, adjusted for incentives based on the Company's attainment of specified levels of revenues or gross profit. In addition, the executive officers receive an allowance for certain expenses.

Note 12: PENSION PLANS
         The Company funds a union sponsored defined contribution pension plan which covers its leased union personnel. Contributions totaled $17,895 in 1998 and $17,792 in 1997.

Note 13: ACQUISITION TRANSACTIONS
         In 1997, the Company signed a letter of intent to acquire and/or merge with two unrelated companies in the furniture industry located in Chicago, Illinois. In February 1998, the proposed transactions were terminated and escrow funds were returned to the Company.

Note 14: STOCK OPTIONS / WARRANTS

                                           Options Outstanding                     Options Exercisable
                                -----------------------------------------  ----------------------------------
                                            Weighted  Weighted  Weighted    Number of     Weighted   Weighted
                                Number of   Average   Average   Average     Warrants/     Average    Average
                                Warrants/   Exercise  Market    Remaining    Options      Exercise   Market
                                 Options      Price   Price       Life     Exercisable      Price     Price
                                 -------      -----   -----       ----     -----------      -----     -----
         Outstanding as of
           December 31, 1996    4,441,250     $4.48    $4.48       5.0       4,441,250      $4.48     $4.48
          Warrants/Options
           Granted in 1997        135,000      4.16     4.16       4.0         135,000       4.16      4.16
          Outstanding as of
           December 31, 1997    4,576,250      4.47     4.47       4.0       4,576,250       4.47      4.47
          Warrants/Options
           Granted in 1998      2,960,000      2.02     2.19       5.0       2,587,778       2.03      2.22
          Outstanding as of
           December 31, 1998    7,536,250      3.51     3.58       3.6       7,164,028       3.59      3.66

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)




Note 14:  STOCK OPTIONS / WARRANTS (Continued)

                                                   Options Outstanding                    Options Exercisable
                                        ----------------------------------------       -------------------------
                                                         Weighted     Weighted                          Weighted
                                        Number of        Average       Average         Number of        Average
                                        Warrants/        Exercise    Contractual       Warrants/        Exercise
          Range of Exercise Prices       Options          Price         Life            Options          Price
          ------------------------       -------          -----         ----            -------          -----
                   $1.20                  750,000         $1.20         6.00             750,000         $1.20
               $2.00 - $3.06            3,871,250          2.24         5.34           3,499,028          2.27
               $5.50 - $8.25            2,915,000          5.79         5.00           2,915,000          5.79


          No warrants were exercised, canceled or expired during 1998 or 1997. All warrants/options are immediately vested, with the exception of certain options granted to employees in 1998, which vest over a three-year period. At December 31, 1998 and 1997, 5,615,000 and 4,576,250 shares of common stock, respectively, were reserved for the purpose of granting warrants/options. The Company's Board of Directors has offered a proposal to be voted on by shareholders on April 30, 1999, to increase the authorized common stock of the Company from 10,000,000 shares to 20,000,000 shares.

          In April 1998, the Company issued detachable warrants to two individuals in connection with their loans totaling $200,000 to the Company, to purchase 500,000 shares of the Company's common stock at $2.125. Proceeds from the loans related to the detachable warrants granted in conjunction with the loans in the amount of $132,774 were credited to additional paid-in capital and amortized into interest expense using the effective interest method over the life of the loan.

          In June 1998, the Company issued options to an individual in connection with his personal guarantee of the Company's bank line of credit, to purchase 60,000 shares of the Company's common stock at $2.125. The value of the options in the amount of $18,720 was recorded as interest expense and additional paid-in capital in the accompanying financial statements.

          In July 1998, the Company issued detachable warrants to an individual in connection with his loan of $1,500,000 to the Company, to purchase 2,000,000 shares of the Company's common stock at $2.00, subsequently reissued on February 5, 1999 at $.075. Proceeds from the loan related to the detachable warrants granted in conjunction with the loan in the amount of $861,111 were credited to additional paid-in capital and are being amortized into interest expense using the effective interest method over the life of the loan. As part of the loan agreement, the individual was elected Chairman of the Company's Board of Directors.

          In September and October 1998, the Company issued options to two employees to purchase an aggregate of 400,000 shares of the Company's common stock at $2.00, subsequently reissued on February 5, 1999 at $.075.

Note 15:  STOCK-BASED COMPENSATION
          The Company follows the requirements of APB No. 25 to account for stock options granted to employees, and, accordingly, no compensation cost is recognized in the statement of operations for these options. SFAS No. 123, "Accounting for Stock- based Compensation," requires certain disclosures about stock-based employee compensation arrangements. The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model, with assumptions of a risk-free interest rate of 5.5%, expected lives of four years and expected volatility of 36.7% for both 1998 and 1997. Had compensation cost for the Company's employee stock options been determined based on fair values at the grant date using this model, the Company's net losses for 1998 and 1997 would have increased to $2,795,348 and $2,001,351, respectively. Loss per share amounts would have increased to $0.64 and $0.46 per share for 1998 and 1997, respectively. The weighted average fair values of options granted to employees in 1998 and 1997 were $0.74 and $1.53, respectively.

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

Note 16:  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           December 31
                                                               ---------------------------------
                                                                       1998         1997
                                                                   -----------   -----------
          Cash paid during the year for interest..............      $164,295      $106,205
          Cash paid during the year for income taxes..........            --         2,818

          Non Cash Investing Activity
          During 1998 and 1997, the Company financed the acquisition of certain equipment through capital leases. The cost of such equipment and the related debt incurred was $179,993 and $389,765, respectively. In addition, the Company purchased transportation equipment in 1997 at a cost of $52,592 and incurred a like amount of debt.

Note 17:  CONCENTRATION OF CREDIT RISK
          The Company maintains cash balances at a financial institutions located in New Jersey and New York. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000.

Note 18:  PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                           December 31
                                                               ---------------------------------
                                                                       1998         1997
                                                                   -----------   -----------
          Proposed acquisition deposit........................       $      --      $ 100,000
          Prepaid advertising.................................         111,225        161,115
          Prepaid insurance...................................          56,034         80,168
          Prepaid consulting fees.............................          99,651        140,884
          Other...............................................           7,477         10,388
                                                                     ---------      ---------
                                                                     $ 274,387      $ 492,555
                                                                     =========      =========

Note 19:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                           December 31
                                                               ---------------------------------
                                                                       1998         1997
                                                                   -----------   -----------
          Trade payables......................................      $1,457,923     $1,063,349
          Accrued leased personnel expenses...................         257,037        108,334
          Accrued professional fees...........................          52,932        178,148
          Deferred rent.......................................         136,532        127,956
          Accrued store closing costs.........................              --        100,000
          Accrued interest....................................          30,000         10,675
          Other...............................................          47,759         15,585
                                                                     ---------      ---------
                                                                    $1,982,183     $1,604,047
                                                                    ==========     ==========

Note 20:  SUBSEQUENT EVENTS
          1. On February 5, 1999, the Company's Board of Directors approved two proposals, both subject to a shareholder vote scheduled for April 30, 1999, as follows:
              i) to amend the Company's certificate of incorporation to increase the authorized shares of common stock from 10,000,000 to 20,000,000, and
              ii) to institute an employee stock option plan.

          2. On February 5, 1999, the Company's Board of Directors approved the repricing of certain warrants and options issued to certain employees and directors from an exercise price of $2.00 per share to $0.75 per share.

                                 ROOM PLUS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Note 20:  SUBSEQUENT EVENTS (Continued)
          3. On July 31, 1998, the Company entered into a Conditional Agreement and Plan of Merger with Nationwide Warehouse & Storage, Inc. ("Nationwide") whereby the companies could merge subject to the approval of Nationwide's Board of Directors and shareholders and the Company's shareholders. On March 2, 1999, following a change in ownership of Nationwide, Nationwide's Board of Directors and shareholders voted to terminate the agreement.

Item 8.   Changes In and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          On January 19, 1999, the Company retained Arthur Andersen LLP, as its new independent public accountants, to audit the Company's financial statements for the year ended December 31, 1998, dismissing Ehrenkrantz Sterling & Co., LLC ("Ehrenkrantz") which had served in such capacity prior thereto. During the Company's two most recent fiscal years and through January 19, 1999, there were no disagreements or events between the Company and Ehrenkrantz of the types described in Item 304(a)(iv) of Regulation S-B, other than the above.

Part III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-------   -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

           The directors, executive officers and significant employees of the Company are as follows (1):

             Name             Age        Position with Company
             ----             ---        ---------------------
           David A. Belford    39        Chairman of the Board of Directors
           Ronald A. Kaplan    55        Chief Executive Officer, President and Director
           Marc Zucker         50        President, Merchandising and Director
           Allan Socher        48        President, Advertising and Director
           Stephen Giordano    39        Executive Vice President and Chief Operating Officer
           Jay  Goldberg       53        Secretary, Treasurer and Chief Financial Officer

           ------------------
           (1) Such list excludes Alan Granetz, Alan Hirschfeld and Theodore Shapiro who served as directors of the Company for only a portion of 1998 having resigned effective November 23, 1998, November 30, 1998 and December 16, 1998, respectively and Frank Terzo who resigned March 31, 1999.

           David A. Belford has been Chairman of the Board of Directors since October 31, 1998. Mr. Belford had been the chief executive officer of Nationwide Warehouse & Storage, Inc. ("Nationwide") for more than five years. On March 2, 1999, Mr. Belford sold his interest in Nationwide.

           Ronald A. Kaplan has been Chief Executive Officer, President and a Director since November 1, 1998. Previously, Mr. Kaplan was a business consultant for two years and prior to that was President and Chief Operating Officer of Levitz Furniture, Inc. from June 1995 to September 1996.

           Marc Zucker has been President, Merchandising since October 31, 1998. Previously, he had been the Chairman of the Board and Chief Executive Officer of the Company since March 1995. He was co-founder of RPF Holding and was its President from 1982 until its merger with Bunk Trunk in March 1995. In addition, he was Vice President and General Manager of Bunk Trunk from its inception in 1984 until the merger with RPF Holding. Prior to that, Mr. Zucker worked in other areas of the retail furniture business for 10 years.

           Allan Socher has been President, Advertising since October 31, 1998. Previously, he had been Director of Marketing and a Director of the Company since March 1995. Mr. Socher is also the Company's spokesperson in its extensive television commercials. He was a Vice-President, Secretary and co-founder of RPF Holding from 1982 until its merger with Bunk Trunk in March 1995 and was a Vice-President and Secretary of Bunk Trunk from its inception in 1984 until the merger with RPF Holding. Prior to that, Mr. Socher worked in other areas of the retail furniture business for 10 years.

           Stephen Giordano has been Executive Vice President and Chief Operating Officer since September 21, 1998. Previously, Mr. Giordano was Divisional President of Roberds South and Market President of Roberds Georgia. Roberds is a furniture retailer with operations primarily in the Midwestern and Southeastern sections of the US. Prior to joining Roberds, he was the General Manager of both the Southeast and Mid-Atlantic divisions of Levitz Furniture, Inc.

           Jay Goldberg, CPA, has been the Chief Financial Officer of the Company since September 1997 and Secretary/Treasurer since March 1998. Mr. Goldberg was a director in Ehrenkrantz Sterling & Co., LLC, certified public accountants and a partner in Sterling, Nappen, Chavkin & Co., LLC, its predecessor firm, from February 1989 to September 1997. Prior to that, he was a partner of Touche Ross & Co., a predecessor to Deloitte & Touche LLP, from 1982 to 1989. He holds a B.S. degree in accounting from Seton Hall University.

           Mr. Zucker and Mr. Socher are brothers-in-law.

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

           Section 16(a) Beneficial Ownership Reporting Compliance
           -------------------------------------------------------
           The Securities Exchange Act of 1934 requires that the Company's executive officers, Directors, and any persons owning more than 10% of a class of the Company's stock to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Copies of these reports must also be furnished to the Company.

           Based solely on a review of copies of all reports filed with the SEC and representations of certain officers, directors and shareholders holding more than 10% of the Company's Common Stock, the Company believes that the directors and officers are not delinquent in their 16(a) reporting obligations.

Item 10.   Executive Compensation
--------   ----------------------

           The following table sets forth the cash compensation paid by the Company to, as well as any other compensation paid to or earned by, the Chairman and Chief Executive Officer of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the years ended December 31, 1998.


                           Summary Compensation Table

                                                                                          Long Term
                                                     Annual Compensation             Compensation Awards
                                                     -------------------             -------------------
                                                                                    Securities Underlying
                                                                                       Warrants/Options
           Name of Individual                                                          ----------------
           and Principal Position                      Year     Salary     Bonus
           ----------------------                      ----     ------     -----
           Ronald A. Kaplan, Chief Executive Officer   1998   $  9,231       none          300,000
                                                       1997       none       none             none
                                                       1996       none       none             none

           Marc Zucker, President - Merchandising      1998   $162,000       none             none
             Chairman, Chief Executive Officer         1997    125,000   $119,250           25,000
                                                       1996    125,000     42,500             none

           Allan Socher, President - Advertising       1998   $162,000       none             none
             President and Director of Marketing       1997    125,000   $119,250           25,000
                                                       1996    125,000     43,159             none

           Jay Goldberg, Secretary, Treasurer and      1998   $100,000       none             none
             Chief Financial Officer                   1997     25,000       none            5,000
                                                       1996       none       none             none

           Warrants
           The following table sets forth certain information concerning individual issues of warrants made during the years ended December 31, 1998 and 1997 to the Company's executive officers.

                                                        Individual Grants as % of Total
                                Number of Securities     Warrants Issued to Personnel     Exercise or Base      Expiration
           Name                 Underlying Warrants             in Fiscal Year             Price per Share         Date
           ----                 -------------------             --------------             ---------------         ----
           1998
           ----
           David A. Belford          2,000,000                     83.3%                       $0.75 (1)          7/31/03
           Stephen Giordano            100,000                      4.2%                       $0.75 (2)          9/20/03
           Ronald A. Kaplan            300,000                     12.5%                       $0.75 (3)         10/31/03

           1997
           ----
           Marc Zucker                  25,000                     29.4%                       $3.0625            1/31/02
           Allan Socher                 25,000                     29.4%                       $3.0625            1/31/02
           Jay Goldberg                  5,000                      5.9%                       $6.0000            9/30/02

            (1) As originally granted on July 31, 1998, the exercise price of the warrant was $2.00. On February 5, 1999, the warrant was canceled and a replacement warrant was issued therefor. The exercise price of the replacement warrant is $0.75. Such exercise price was based upon the closing market price for the underlying securities on February 4, 1999, which was $0.50. The closing market price for the underlying securities on the date of grant was $1.438.

            (2) As originally granted on October 1, 1998, the exercise price of the option was $2.00. On February 5, 1999, the option was canceled and a replacement option was issued therefor. The exercise price of the replacement option is $0.75. Such exercise price was based upon the closing market price for the underlying securities on February 4, 1999, which was $0.50. The closing market price for the underlying securities on the date of grant was $1.438.

            (3) As originally granted on September 21, 1998, the exercise price of the option was $2.00. On February 5, 1999, the option was canceled and a replacement option was issued therefor. The exercise price of the replacement option is $0.75. Such exercise price was based upon the closing market price for the underlying securities on February 4, 1999, which was $0.50. The closing market price for the underlying securities on the date of grant was $1.438.

             Compensation of Directors
             Outside Directors of the Company are currently entitled to receive $500 for attendance at each Board meeting.

             Employment Agreements
             The Company has entered into employment agreements effective June 30, 1995, as amended on August 1, 1997, with each of Marc Zucker and Allan Socher. pursuant to a Loan Agreement dated July 31, 1998, by and between the Company and David A. Belford, the employment agreements of Messrs. Zucker and Socher have been modified. Pursuant to such modifications, Messrs Zucker and Socher will each be entitled to an annual salary of $162,000 plus either a cost of living increase or an increase of five percent (5%) annually, whichever is greater. Increases will take effect each year of the contracts as long as a minimum of $850,000 earnings before interest, taxes, depreciation and amortization ("EBITDA") is attained. In addition, Messrs Zucker and Socher will be entitled to receive certain incentive compensation and stock options based on the Company's performance if EBITDA exceeds $850,000. The employment agreements, as modified, shall remain in effect until December 31, 2000, at which time such agreements will be automatically extended for one calendar year unless either party notifies the other to the contrary by not less than six (6) months notice.

             In the event of a change of control of the Company, the successor entity shall make payment to each of Messrs. Zucker and Socher for all amounts due and owing under their respective employment agreements through the expiration date thereof.

             For a period of one year following the termination of each employment agreement, neither Zucker nor Socher shall solicit or endeavor to entice away any employee, director or agent of the Company or any entity affiliated with the Company. In addition, neither Zucker nor Socher may, at any time after the termination of the employment agreement, use the names or slogans "Room Plus", "Just >Round the Corner" or "A LOT OF LIVING in a Little Space" or any similar name for the purpose of a business competing with the Company or any entity affiliated with the Company or successor thereof.

             The Company has entered into employment agreements with each of Ronald Kaplan and Stephen Giordano, effective November 1, 1998 and September 21, 1998, respectively. Pursuant to each employment agreement, Messrs. Kaplan and Giordano will act as Chief Executive Officer and Chief Operating Officer, respectively, and each will be entitled to receive, among other things, (a) a salary of $160,000 per annum plus either a cost of living increase or an increase of five percent (5%) annually, whichever is greater, and (b) such further sum by way of bonus or otherwise as determined by the Compensation Committee of the Board. The employment agreements shall remain in effect for a period of one (1) year from the effective date thereof, at which time such agreements will be automatically extended for an additional two (2) years unless either party notifies the other to the contrary by not less than sixty (60) days written notice.

             In addition, pursuant to their employment agreements, Messrs. Kaplan and Giordano are entitled to receive options to purchase up to 300,000 and 100,000 shares of the Company's Common Stock, respectively. Such options are subject to a three (3) year vesting schedule, unless otherwise accelerated upon the occurrence of specified events. See "Stock Options."

             In the event any person (excluding (i) the Company or any subsidiary thereof; (ii) any affiliate of the Company; (iii) any employee benefit plan sponsored or maintained by the Company or any subsidiary thereof; or (iv) David Belford or any entity with which he is affiliated (a "Belford Entity")) shall become the beneficial owner of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities; or upon the occurrence of a transaction requiring stockholder approval for the acquisition of the Company by any such person through the purchase of assets or by merger or otherwise, each of Messrs. Kaplan and Giordano shall be permitted to terminate his employment agreement within thirty (30) days of receiving notice of such change in control from the Company in accordance with the terms of the respective employment agreement and to receive payment from the Company of an amount calculated in accordance with the provisions of such employment agreement.

Item 11.     Security Ownership of Certain Beneficial Owners and Management
--------     --------------------------------------------------------------

             The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, each Director of the Company, each person named in the Summary Compensation Table, and all Directors and executive officers of the Company as a group as of March 22, 1999. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, subject to community property laws, where applicable.

Principal Stockholders

                                             Number of Shares of
                                                Common Stock            Percent Ownership of
Name and Address of Beneficial Owner         Beneficially Owned       Common Stock Outstanding
------------------------------------         ------------------       ------------------------
Marc Zucker                                      692,501(1)                     14.9%
91 Michigan Avenue
Paterson, NJ 07503

Allan Socher                                     692,500(1)                     14.9%
91 Michigan Avenue
Paterson, NJ 07503

Theodore Shapiro                                 768,266(2)                     16.4%
91 Michigan Avenue
Paterson, NJ 07503

Frank Terzo                                      273,000(3)                      6.1%
88 Village Road
Manhasset, NY 11030

David A. Belford                               2,031,900(4)                     31.8%
361 N. Parkview Avenue
Columbus, OH 43209

Ronald A. Kaplan                                  78,800(5)                      1.8%
91 Michigan Avenue
Paterson, NJ 07503

Jay H. Goldberg                                    5,200(6)                      0.1%
91 Michigan Avenue
Paterson, NJ 07503

All Directors and Officers as a Group          3,793,500(7)                     53.3%
    (7 Persons)

--------------
(1) Includes currently exercisable warrants to purchase 270,000 shares of Common Stock.
(2) Includes currently exercisable warrants to purchase 310,000 shares of Common Stock.
(3) Includes currently exercisable warrants to purchase 115,000 shares of Common Stock.
(4) Includes currently exercisable warrants to purchase 2,000,000 shares of Common Stock.
(5) Includes currently exercisable options to purchase 42,000 shares of Common Stock and options to purchase 16,800 shares of Common Stock within 60 days.
(6) Includes currently exercisable warrants to purchase 5,000 shares of Common Stock.
(7) Includes an aggregate of 2,738,400 shares of Common Stock issuable upon exercise of outstanding options and warrants.

Item 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------

         The Company leases its manufacturing facility, located in Paterson, New Jersey, from M&S Realty Company, which is owned by Theodore Shapiro, a former director and executive officer of the Company. The lease for the facility expired May 31, 1998. Upon the expiration of the lease, the Company began occupying the facility on a month-to-month basis under the same terms of the original lease, including rent escalations, but is required to give the landlord twelve months notice of its intent to terminate the lease.

         In 1997, the Company advanced $14,373 to two executive officers and one former executive officer consisting of additional advances of $296 and accrued interest of $14,077. The individuals made repayments of $49,700 in 1997, resulting in a balance of $190,365 at December 31, 1997. During 1998, the individuals made repayments of $13,567 and interest of $11,082 was accrued resulting in a balance of $187,880 at December 31, 1998. Such balance bears interest at the rate of 6% per annum and has no scheduled maturity date.

         Retail Media Plus (which is owned by two executive officers, Marc Zucker and Allan Socher, and a former executive officer, Theodore Shapiro, of the Company) placed all of the Company's advertising and passed through any cost savings to the Company through November 1998. For 1998 and 1997, the Company reimbursed Retail Media Plus approximately $1,219,000 and $1,780,000, respectively, for advertising costs. Commencing in December 1998, the Company began placing its own advertising.

         In July 1996, Frank Terzo became a consultant to the Company. Under his consulting agreement, which is for a term of three years, Mr. Terzo received a cash payment of $25,000 and 250,000 shares of Common Stock, which shares were valued at $.80 per share (the price of the stock sold in the 1996 Private Placement) for financial accounting purposes. Mr. Terzo became a director of the Company in December 1996 and resigned as a director of the Company on March 31, 1999.

         All future transactions and/or loans between the Company and officers and directors will be on terms no less favorable than could be obtained from independent, third parties and will be approved by a majority of the directors of the Company disinterested in such transactions and/or loans.

Item 13. Exhibits, List and Reports on Form 8-K
-------- --------------------------------------

     (a) Exhibits to Form 10-KSB
         -----------------------
         Additional exhibits filed herewith are as follows:

EXHIBIT INDEX

Exhibit
  No.
-------
3.1   Certification of Incorporation of the Company, as amended (1)
3.2   Restated and Amended By-laws of the Company (1)
4.1 Form of Representative Warrant Agreement between the Company and The Thornwater Company, L.P., with form of Warrant attached (1)
4.2 Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company, with form of Warrant attached (1)
4.3 Form of Warrant issued by Company to Allan J. Socher, Theodore Shapiro, Marc I. Zucker and Kirlin Securities Corp.(1)
4.4   Form of Warrant issued by the Company to Mark Rubin (1)
4.5 Letter dated April 24, 1998 confirming terms and conditions to lend the Company $200,000 (5)
4.6 Promissory Note in the amount of $100,000 due June 11, 1998, between the Company and Finbar O'Neill (5)
4.7 Stock Purchase Option dated April 24, 1998 for 250,000 shares of common stock issued to Finbar O'Neill (5)
4.8 Promissory Note in the amount of $100,000 due June 11, 1998, between the Company and Mark Rubin (5)
4.9 Stock Purchase Option dated April 24, 1998 for 250,000 shares of common stock issued to Mark Rubin (5)
4.10 Stock Purchase Option dated June 23, 1998 for 60,000 shares of common stock issued to Mark Rubin (5)
4.11 Letter Agreement dated July 7, 1998 between the Company and Mark Rubin extending the due date of the Promissory Note due June 11, 1998, to August 1, 1998 (5)
4.12 Letter Agreement dated July 7, 1998 between the Company and Finbar O'Neill extending the due date of the Promissory Note due June 11, 1998, to August 1, 1998 (5)
4.13  Stock Subscription Warrant issued by the Company to David A. Belford (6)
4.14 Stock Subscription Warrant issued by the Company to David A. Belford, dated February 5, 1999 (8)

 4.15 Stock Option Agreement by and between the Company and Ronald A. Kaplan, dated February 5, 1999 (8)
 4.16 Stock Option Agreement by and between the Company and Stephen Giordano, dated February 5, 1999 (8)
10.1 Employment Agreement dated June 16, 1995 between the Company and Allan J. Socher (1)
10.2 Employment Agreement dated June 16, 1995 between the Company and Theodore Shapiro (1)
10.3 Employment Agreement dated June 16, 1995 between the Company and Marc I. Zucker (1)
10.4 Lease dated June 1, 1984 between M&S Realty Company and Bunk Trunk Manufacturing Company, Inc., as amended on December 1, 1988 and January 2, 1996 (1)
10.5 Lease dated June 6, 1996 between Milford Management Corp., as agent, and the Company (1)
10.6 Lease dated November 1, 1991 between Dilstan Realty Corporation and Room Plus Furniture of Westchester, Inc.(1)
10.7 Indenture of Lease dated October 1, 1988 between Daper Realty, Inc. and RPF Holding Corporation (1)
10.8 Lease dated June 1, 1983 between Hannon's and the Company, as modified by and Extension of Lease dated July 31, 1993(1)
10.9 Agreement of Lease dated August 9, 1985 between Patrician Equities Corp. and Room Plus Furniture of East Brunswick, as modified by a Lease Extension Agreement dated August 25, 1995 (1)
10.10 Lease dated August 26, 1987 between Country Glen Associates and Room Plus Furniture, Inc. (1)
10.11 Agreement of Lease between Austin Mall Associates and Room Plus Furniture of Forest Hills, Inc. (1)
10.12 Sublease Agreement dated February 5, 1988 between NYNEX Business Information Systems Company and RPF Holding Corporation, as modified by a letter agreement dated March 25, 1993 (1)
10.13 Shopping Center Agreement of Lease dated October 1, 1995 between Alexander Carpet Company and the Company(1)
10.14 Lease dated November 21, 1995 between 205/215 Lexington Limited Partnership and the Company (1)
10.15 Assignment of Lease dated June 26, 1996 between Reliable Broadway, Inc. and the Company (1)
10.16 Lease dated January 11, 1996 between Comalgri Holding Corp. and the Company (1)
10.17 Form of Financial Advisory and Investment Banking Agreement between the Company and The Thornwater Company, L.P.(1)
10.18 Lease dated September 20, 1996, between Heartland Shopping Center LLC and Room Plus, Inc. (2)
10.19 Sublease and Assumption Agreement dated October 11, 1996 between Bedding Discount Center, Inc. and Room Plus, Inc.(2)
10.20 Lease dated December 19, 1996 between Ackrik Associates, and Room Plus, Inc. (3)
10.21 Lease dated December 2, 1996 between Pitrock Realty Corp. and Room Plus, Inc. (4)
10.22 Lease dated March 20, 1997 between CMW Investments, Ltd. and Room Plus, Inc. (4)
10.23 Lease modification agreement dated July 22, 1997 between Austin Mall Associates and Room Plus, Inc. (4)
10.24 Extension of lease dated January 26, 1998 between Hannon's and Room Plus, Inc. (4)
10.25 Loan Agreement dated July 31, 1998, by and between the Company and David
      A. Belford (6)
10.26 Security Agreement dated as of July 31, 1998, by and between the Company and David A. Belford (6)
10.27 Stockholder Agreement dated as of July 31, 1998, by and between Nationwide Warehouse & Storage, Inc., the Company, Room Plus Sub, Inc. and Marc Zucker (6)
10.28 Stockholder Agreement dated as of July 31, 1998, by and between Nationwide Warehouse & Storage, Inc., the Company, Room Plus Sub, Inc. and Allan Socher (6)
10.29 Stockholder Agreement dated as of July 31, 1998, by and between Nationwide Warehouse & Storage, Inc., the Company, Room Plus Sub, Inc. and Theodore Shapiro (6)
10.30 Stockholder Agreement dated as of July 31, 1998, by and between Nationwide Warehouse & Storage, Inc., the Company, Room Plus Sub, Inc. and Frank Terzo (6)
10.31 Employment Agreement dated September 21, 1998 between the Company and Stephen Giordano (*) 10.32 Employment Agreement dated November 1, 1998 between the Company and Ronald A. Kaplan (*)
11    Calculation of Net Income (Loss) per Common Share (*)
23.1  Consent of Arthur Andersen LLP (*)
27    Financial Data Schedule (*)

----------------
(1) Incorporated by reference to the exhibit of the same number filed as part of the Registration Statement on Form SB-2 (File No. 333-10483).
(2) Incorporated by reference to the exhibit of the same number filed as part of the Quarterly Report on Form 10-QSB for the period ended September 30, 1996 (File No. 1-14478).
(3) Incorporated by reference to the exhibit of the same number filed as part of the Annual Report on Form 10-KSB for the period ended December 31, 1996 (File No. 1-14478).
(4) Incorporated by reference to the exhibit of the same number filed as part of the Annual Report on Form 10-KSB for the period ended December 31, 1997 (File No. 1-14478).
(5) Incorporated by reference to the exhibit of the same number filed as part of the Quarterly Report on Form 10-QSB for the period ended March 31, 1998 (File No. 1-14478).
(6) Incorporated by reference to the exhibit of the same number filed as part of the Current Report on Form 8-K as of July 31, 1998 (File No. 1-14478).

(7) Incorporated by reference to the exhibit of the same number filed as part of the Registration Statement on Form S-3 as filed with the Commission on as of July 30, 1998 (File No. 1-14478).
(8) Incorporated by reference to the exhibit of the same number filed as part of the Current Report on Form 8-K as of February 18, 1999 (File No. 1-14478).
(*)   Exhibit filed with this Form 10-KSB.

     (b)   Reports on Form 8-K
           -------------------
           The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.