Form 10QSB/A
period 1998-06-30
ROOM PLUS INC
filed 1999-05-11
CIK 1009773

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB/A

                               Amendment Number 5


       [X]  Quarterly Report Under Section 13 or 15(d) of The
            Securities Exchange Act of 1934 For The Quarterly Period Ended June 30, 1998.

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the Transition Period from ________ to ________

                         Commission File Number 1-14478

                                 ROOM PLUS, INC.
        (Exact name of small business issuer as specified in its charter)

              New York                                           11-2622051
  -------------------------------                            -------------------
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

                                 ROOM PLUS, INC.
                                  Form 10-QSB/A

This Form 10-QSB/A amends the following item of the Company's Quarterly Report on Form 10-QSB/A previously filed with the Securities and Exchange Commission on February 24, 1999.

                                      INDEX

Part I      FINANCIAL INFORMATION                                           PAGE
------      ---------------------

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1998 and December 31, 1997           3

            Statements of Operations for the three and six months ended
               June 30, 1998 and 1997                                          4

            Statements of Cash Flows for the six months ended
               June 30, 1998 and 1997                                          5

            Notes to Financial Statements                                      6

Item 2.     Managements Discussion and Analysis of Financial
               Condition and Results of Operations                             8

Part II     OTHER INFORMATION
-------     -----------------

Number      Exhibit Description
------      -------------------

11          Calculation of Earnings (Loss) Per Share                          11
27          Financial Data Schedule                                           12
Signatures                                                                    13

                                         ROOM PLUS, INC.
                                          BALANCE SHEETS
                                           (Unaudited)

                                                                    June 30           December 31
                                                                     1998                 1997
                                                                -------------       --------------
                                                                  (Restated)
                                                                  ----------
ASSETS
Current Assets
  Cash and cash equivalents..................................    $   207,070          $   185,843
  Accounts receivable........................................        108,928               67,685
  Inventories................................................      2,017,426            1,904,326
  Notes receivable, officers.................................         12,000               12,400
  Prepaid expenses...........................................        350,413              492,555
  Deferred income taxes......................................        133,500              134,500
                                                                 -----------          -----------
     Total Current Assets....................................      2,829,337            2,797,309
                                                                 -----------          -----------

Property and Equipment, net..................................      1,569,319            1,804,303
                                                                 -----------          -----------

Other Assets
  Security deposits and deferred charges.....................        173,874              249,474
  Deferred income taxes......................................      1,144,500            1,038,500
  Notes receivable, officers.................................        175,085              177,965
                                                                 -----------          -----------
                                                                   1,493,459            1,465,939
                                                                 -----------          -----------
                                                                  $5,892,115           $6,067,551
                                                                 ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt..........................    $   179,491          $   212,791
  Notes payable..............................................             --              400,070
  Due to related companies...................................        343,837              258,770
  Accounts payable and accrued expenses......................      1,703,605            1,604,047
  Sales taxes payable........................................        194,551              108,475
  Customer deposits and other advances.......................        388,504              528,517
                                                                 -----------          -----------
     Total Current Liabilities...............................      2,809,988            3,112,670
                                                                 -----------          -----------

Long-Term Debt, less current portion.........................      1,020,365              447,857
                                                                 -----------          -----------

Stockholders' Equity
  Common stock; authorized, 10,000,000 shares; $.00133 par
    value; 4,385,000 shares issued and outstanding...........          5,832                5,832
  Additional paid-in capital.................................      6,664,139            6,512,645
  Deficit....................................................     (4,608,209)          (4,011,453)
                                                                 -----------          -----------
                                                                   2,061,762            2,507,024
                                                                 -----------          -----------
                                                                  $5,892,115           $6,067,551
                                                                 ===========          ===========

                                         ROOM PLUS, INC.
                                     STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                Six Months Ended           Three Months Ended
                                                    June 30                     June 30
                                          --------------------------------------------------------
                                                 1998         1997          1998         1997
                                          --------------------------------------------------------
                                              (Restated)                 (Restated)
                                              ----------                 ----------
Revenues....................................  $9,004,211   $7,282,992    $4,444,277   $3,856,966
Cost of goods sold..........................   3,963,748    3,019,522     1,956,417    1,564,315
                                             -----------  -----------   -----------   ----------

Gross profit................................   5,040,463    4,263,470     2,487,860    2,292,651
                                             -----------  -----------   -----------   ----------

Expenses
  Selling...................................   4,569,048    4,478,822     2,278,503    2,219,726
  General and administrative................   1,015,798    1,449,349       507,723      813,712
                                             -----------  -----------  ------------   ----------

                                               5,584,846    5,928,171     2,786,226    3,033,438
                                             -----------  -----------   -----------   ----------

Loss from operations........................    (544,383)  (1,664,701)     (298,366)    (740,787)
                                             -----------  -----------   -----------   ----------

Other income (expenses)
  Interest income...........................       5,562       39,694         5,562       11,115
  Interest expense..........................    (212,777)     (50,794)     (183,231)     (28,179)
  Miscellaneous income (expense)............      49,842       (3,314)       47,985      ( 4,514)
                                             -----------  -----------   -----------   ----------
                                                (157,373)     (14,414)     (129,684)     (21,578)
                                             -----------  -----------   -----------   ----------

Loss before income
  tax benefits..............................    (701,756)  (1,679,115)     (428,050)    (762,365)

Income tax benefits.........................    (105,000)    (746,966)      (60,000)    (312,725)
                                             -----------  -----------   -----------   ----------

Net Loss.................................... $  (596,756) $  (932,149)  $  (368,050)  $ (449,640)
                                             ===========  ===========   ===========   ==========

Weighted average common shares outstanding..   4,385,000    4,385,000     4,385,000    4,385,000
                                             ===========  ===========   ===========   ==========

Basic and diluted loss per share............ $      (.14) $      (.21)  $      (.08)  $     (.10)
                                             ===========  ===========   ===========   ==========

                                         ROOM PLUS, INC.
                                     STATEMENTS OF CASH FLOW
                                           (Unaudited)


                                                                       Six Months Ended
                                                                           June 30
                                                                      ------------------
                                                                      1998          1997
                                                                      ----          ----
                                                                   (Restated)
                                                                   ----------
Cash Flows from Operating Activities
  Net loss....................................................     $ (596,756)  $ (932,149)
  Adjustments to reconcile net loss to net
    cash used in operating activities
     Depreciation.............................................        133,644      107,513
     Deferred income taxes....................................       (105,000)    (748,523)
  (Increase) decrease in operating assets
     Accounts receivable......................................        (41,243)     (37,965)
     Inventories..............................................       (113,100)    (334,483)
     Prepaid expenses.........................................        142,142     (108,404)
     Deferred charges.........................................         62,100       77,909
  Increase (decrease) in operating liabilities
     Accounts payable, accrued expenses and
       other liabilities......................................         44,612      (65,079)
     Sales taxes payable......................................         86,076       15,795
                                                                   ----------   ----------

     Net cash used in operating activities....................       (387,525)  (2,025,386)
                                                                   ----------   ----------

Cash Flows from Investing Activities
  Purchases of property and equipment.........................        (56,693)    (853,412)
  Disposal of leasehold improvements..........................        158,033           --
  Net loans (to) from certain shareholders....................          3,280       38,422
  Increase in investments.....................................             --     (100,000)
  (Increase) decrease in security deposits and other assets...         13,500       (5,636)
                                                                   ----------   ----------

     Net cash provided by (used in) investing  activities.....        118,120     (920,626)
                                                                   ----------   ----------

Cash Flows from Financing Activities
  Net proceeds (repayment) of short-term debt.................        539,208      (43,374)
  Net proceeds (repayment) of long-term debt..................       (400,070)     410,088
  Proceeds from detachable warrants...........................        151,494           --
                                                                   ----------   ----------

     Net cash provided by financing activities................        290,632      366,714
                                                                   ----------   ----------

Net increase (decrease) in cash and cash equivalents..........         21,227   (2,579,298)

Cash and Cash Equivalents, beginning of period................        185,843    3,178,088
                                                                   ----------   ----------

Cash and Cash Equivalents, end of period......................     $  207,070   $  598,790
                                                                   ==========   ==========

                                 ROOM PLUS, INC.

                          Notes to Financial Statements

Note 1:    Basis of Presentation
           The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Room Plus, Inc. (the "Company") as amended, as filed with the Securities and Exchange Commission.

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


Note 2:    Inventories
           Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                                 June 30      December 31
                                                   1998           1997
                                                ---------    -------------

           Finished goods                      $1,527,001     $1,451,814
           Work in process                         52,867         25,258
           Raw materials                          437,558        427,254
                                               ----------     ----------
                                               $2,017,426     $1,904,326
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


Note 4:    Restatement
           During the course of the preparation of the interim financial statements for the quarter ended September 30, 1998, the Company determined that the method used to value its inventories at interim dates was in error. The effect of the correction of this error on the previously issued three and six month financial statements was to increase the net loss by $115,167, or $.03 per share, from a loss of $(101,390) to $(216,557) for the three months

                                 ROOM PLUS, INC.

                          Notes to Financial Statements
                                   (Continued)

Note 4:    Restatement (Continued)
           ended June 30, 1998 and to increase the net loss by $376,024, or $.09 per share, from a loss of $(69,239) to $(445,263) for the six months ended June 30, 1998. This error was discovered by the Company's taking certain physical inventory counts as of September 30, 1998 and comparing the valuation of those inventories with the values computed using the methodology employed as of June 30, 1998 (and as of March 31, 1998). Management did not previously detect these errors since the results of operations, based on such methodology, were consistent with projected results.

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

           During the course of the Company's 1998 audit, certain year-end adjustments were recorded by the Company that related to 1998 interim quarters. For the six and three months ended June 30, 1998, such adjustments increased net loss by $151,494 or $.03 per share.

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

Loss from operations for the six-month period ended June 30, 1998 was $544,383, or 6.0% of revenues, as compared to a loss from operations of $1,664,701, or 22.9% of revenues, during the six-month period ended June 30, 1997.

Other expenses for the period ended June 30, 1998 were $157,373 as compared to $14,414 for June 30, 1997. The net increase in other expenses of $142,959 is primarily due to an increase in net interest expense of $196,115 and a recovery of store closing costs of $67,000. These changes result from the Company's utilization of its cash reserves and increased use of its borrowing facility, the noncash interest associated with the issuance of detachable warrants and the sale of leasehold improvements at one of its locations.

For the first six months of 1998, the Company has recorded a deferred income tax benefit of $105,000 compared to a deferred income tax benefit of $746,966 in 1997.

Due to the combination of the preceding factors, the Company realized a net loss of 596,756, or 6.6% of revenues, during the six months ended June 30, 1998, as compared to a net loss of $932,149, or 12.8% of revenues, during the six months ended June 30, 1997.

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

Other expense for the three months ended June 30, 1998 was $129,684 as compared to $21,578 in the three months ended June 30, 1997. The increase in other expenses of $108,106 is primarily due to a recovery of store closing costs of $67,000 and an increase of interest expense of $160,605. These changes result from the Company's utilization of its cash reserves

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (Continued)

and increased use of its borrowing facility, the noncash interest associated with the issuance of detachable warrants and the sale of leasehold improvements at one of its locations.

For the three months ended June 30, 1998, the Company has recorded a deferred income tax benefit of $60,000 compared to a deferred income tax benefit of $312,725 in 1997.

Due to the combination of the preceding factors, the Company realized a net loss of $368,050, or 8.3% of revenues, during the three months ended June 30, 1998, as compared to a net loss of $449,640, or 11.7% of revenues, during the three months ended June 30, 1997.

Liquidity and Capital Resources
The Company had working capital of $19,349 at June 30 1998, which represented a net improvement of $334,710 from the working capital deficit of $315,361 at December 31, 1997.

The Company's operating activities used cash of $387,525 and $2,025,386 for the six months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, cash was used primarily to finance inventory. In the six months ended June 30, 1997, cash was used to finance inventory and selling expenses for four new retail showrooms.

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

The Company's financing activities provided cash of $290,632 and $366,714 for the six months ended June 30, 1998, and 1997, respectively. The cash provided by financing activities for the six months ended June 30, 1998 was the result of utilization of the Company's line of credit and a loan from two private investors. The cash provided by financing activities for the six months ended June 30, 1997 was the result of capital leases which the company used toward the purchase of machinery and equipment.

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

Year 2000 Issues

The Company continues to evaluate and adjust all known date-sensitive systems and equipment for Year 2000 ("Y2K") compliance. The assessment phase of the Company's Y2K project includes both information technology as well as non-information technology equipment. The Company is using both internal and external resources to identify and test the systems for Y2K compliance, and to reprogram or replace them when necessary. It is presently anticipated that such efforts will be completed by late-1999. The Company does not separately track the internal costs incurred for the Y2K project, and such costs are principally the related payroll costs for its information systems group. These costs are expensed as incurred. All such costs are being funded through operating cash flows. The only third parties with whom the Company has material relationships are the various suppliers of raw materials or purchased products. The Company

 Management's Discussion and Analysis of Financial Condition and Results of Operations
                                   (Continued)

has begun to survey those significant suppliers (several of which are public companies and have disclosed their Year 2000 status) to determine the extent to which the Company's, systems and operations are vulnerable to any failure by those third-party suppliers to remediate their own Y2K problems. Management has not been informed of or discovered any facts that would suggest that those third-party suppliers will not be Y2K compliant. There can be no guarantee, however, that those suppliers will successfully attain Y2K compliance and that such failure to so comply would not have an adverse effect on the Company. Moreover, should any one supplier suffer a serious Y2K problem, the Company would be able to obtain appropriate replacement products from alternative suppliers as the Company is not solely dependent upon any one supplier for any of its primary raw materials or purchased products. Further, the Company will evaluate the extent to which contingency plans may be needed based upon communications with third-party suppliers and assessment of other outside risks, such contingency plans shall be finalized during 1999. Management believes, however, that ongoing communication with and assessment of the third-party suppliers will minimize any of the above discussed risks.


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

Exhibit No. 11

                                         ROOM PLUS, INC.
                         Computation of Earnings (Loss) per Common Share
                          (See Note 1 of Notes to Financial Statements)



                                                             Six Months Ended June 30
                                                          -------------------------------
                                                             1998                 1997
                                                          ----------           ----------
                                                          (Restated)
                                                          ----------
Basic and Diluted
   Net (loss) applicable to common stock                   $(596,756)         $ (932,149)
                                                           =========          ==========

Shares
   Weighted average number of common shares outstanding    4,385,000           4,385,000

Basic and diluted earnings (loss) per common share         $    (.14)         $    (0.21)
                                                           =========          ==========




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





Date: May 11, 1999                 ROOM PLUS, INC.




                              By:  /s/ Jay H. Goldberg
                                   --------------------
                                   Name: Jay H. Goldberg
                                   Title: Chief Financial Officer
                                   (Principal Accounting and Financial Officer)