Form 10QSB/A
period 1998-09-30
ROOM PLUS INC
filed 1999-05-11
CIK 1009773

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

                                 ROOM PLUS, INC.
                                  FORM 10-QSB/A

This Form 10-QSB/A amends the following item of the Company's Quarterly Report on Form 10-QSB previously filed with the Securities and Exchange Commission on November 16, 1998.

                                      INDEX



Part I     FINANCIAL INFORMATION                                            PAGE
------     ---------------------                                            ----

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1998 and December 31, 1997      3

           Statements of Operations for the three and nine
           months ended September 30, 1998 and 1997                           4

           Statements of Cash Flows for the nine months ended
           September 30, 1998 and 1997                                        5

           Notes to Financial Statements                                      6

Item 2.    Management's Discussions and Analysis of
           Financial Condition and Results of Operations                      7



Part II    OTHER INFORMATION
-------    -----------------

Number     Exhibit Description
------     -------------------

11         Calculation of Earnings (Loss) Per Share                          10

27         Financial Data Schedule                                           11

Signatures                                                                   12

                                          ROOM PLUS, INC.
                                           BALANCE SHEETS
                                            (Unaudited)

                                                                    September 30       December 31
                                                                        1998              1997
                                                                    ------------       -----------
                                                                     (Restated)
                                                                     ----------
ASSETS
Current Assets
  Cash and cash equivalents......................................   $   789,019       $   185,843
  Accounts receivable............................................        68,483            67,685
  Inventories....................................................     2,203,947         1,904,326
  Notes receivable, officers.....................................        12,000            12,400
  Prepaid expenses...............................................       370,915           492,555
  Deferred income taxes..........................................       267,000           134,500
                                                                    -----------       -----------
     Total Current Assets........................................     3,711,364         2,797,309
                                                                    -----------       -----------

Property and Equipment, net......................................     1,535,750         1,804,303
                                                                    -----------       -----------

Other Assets
  Security deposits and deferred charges.........................       157,983           249,474
  Deferred income taxes..........................................       951,000         1,038,500
  Notes receivable, officers.....................................       175,414           177,965
                                                                    -----------       -----------
                                                                      1,284,397         1,465,939
                                                                    -----------       -----------
                                                                     $6,531,511        $6,067,551
                                                                    ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt..............................   $   163,483       $   212,791
  Notes payable..................................................            --           400,070
  Due to related companies.......................................       326,701           258,770
  Accounts payable and accrued expenses..........................     1,339,863         1,604,047
  Sales taxes payable............................................       226,488           108,475
  Customer deposits and other advances...........................       453,742           528,517
                                                                    -----------       -----------
     Total Current Liabilities...................................     2,510,227         3,112,670
                                                                    -----------       -----------

Long-Term Debt, less current portion.............................     1,013,110           447,857
                                                                    -----------       -----------

Stockholders' Equity
  Common stock; authorized, 10,000,000 shares; $.00133 par value;
    4,385,000 shares issued and outstanding......................         5,832             5,832
  Additional paid-in capital.....................................     7,525,250         6,512,645
  Deficit........................................................    (4,522,958)       (4,011,453)
                                                                    -----------       -----------
                                                                      3,008,124         2,507,024
                                                                    -----------       -----------
                                                                     $6,531,511        $6,067,551
                                                                    ===========       ===========

                                          ROOM PLUS, INC.
                                      STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                            Nine Months Ended               Three Months Ended
                                              September 30                     September 30
                                       ----------------------------------------------------------
                                           1998         1997                1998          1997
                                       ----------------------------------------------------------
                                        (Restated)                       (Restated)
                                        ---------                        ---------
Revenues............................   $14,228,450   $12,145,971         $5,224,239   $4,862,979

Cost of goods sold..................     5,954,324     5,029,014          1,990,576    2,009,492
                                       -----------   -----------         ----------   ----------

Gross profit........................     8,274,126     7,116,957          3,233,663    2,853,487
                                       -----------   -----------         ----------   ----------

Expenses
    Selling.........................     7,072,458     7,017,136          2,503,410    2,538,190
    General and administrative......     1,535,325     2,253,829            519,527      804,481
                                       -----------   -----------         ----------   ----------
                                         8,607,783     9,270,965          3,022,937    3,342,671
                                       -----------   -----------         ----------   ----------

Earnings (loss) from operations......     (333,657)   (2,154,008)           210,726     (489,184)
                                       -----------   -----------         ----------   ----------

Other income (expenses)
    Interest income.................        17,317        51,372             11,755       11,678
    Interest expense................      (306,040)      (77,067)           (93,263)     (26,273)
    Miscellaneous income............        65,875        16,809             16,033       20,000
                                       -----------   -----------         ----------   ----------
                                          (222,848)       (8,886)           (65,475)       5,405
                                       -----------   -----------         ----------   ----------

Earnings (loss) before income
   tax benefits.....................      (556,505)   (2,162,894)           145,251     (483,779)
Income tax provision (benefits).....       (45,000)     (931,405)            60,000     (184,439)
                                       -----------   -----------         ----------   ----------

    Net earnings (loss).............   $  (511,505)  $(1,231,489)        $   85,251    $(299,340)
                                       ===========   ===========         ==========   ==========
Weighted average common
    shares outstanding..............     4,385,000     4,385,000          4,385,000    4,385,000
                                       ===========   ===========         ==========   ==========

Net earnings (loss) per share.......   $      (.15)  $      (.28)        $      .02    $    (.07)
                                       ===========   ===========         ==========   ==========

                                          ROOM PLUS, INC.
                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                     Nine Months Ended
                                                                        September 30
                                                                --------------------------
                                                                     1998          1997
                                                                --------------------------
                                                                  (Restated)
                                                                  ----------
Cash Flows from Operating Activities
   Net loss................................................      $ (511,505)   $(1,231,489)
   Adjustments to reconcile net loss to net
     cash used in operating activities
   Depreciation............................................         199,262        184,074
   Amortization of discount................................          38,336             --
   Deferred income taxes ..................................         (45,000)      (934,223)
   (Increase) decrease in operating assets
     Accounts receivable...................................            (798)       (55,989)
     Inventories...........................................        (299,621)      (417,716)
     Prepaid expenses......................................         121,640       (196,536)
     Deferred charges......................................          80,124        112,290
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses.................        (271,028)        97,621
     Payroll and sales taxes payable.......................         118,013         36,488
                                                                 ----------    -----------

     Net cash used in operating activities.................        (570,577)    (2,405,480)
                                                                 ----------    -----------

Cash Flows from Investing Activities
   Purchases of property and equipment.....................         (68,242)      (921,540)
   Disposal of leasehold improvements......................         137,533             --
   Net loans from certain shareholders.....................           2,951         31,086
   Increase in investments.................................              --       (100,000)
   Decrease (increase) in security deposits and other assets         11,367         (5,634)
                                                                 ----------    -----------

     Net cash provided by (used in) investing activities...          83,609       (996,088)
                                                                 ----------    -----------

Cash Flows from Financing Activities
   Net repayment of short-term debt........................        (400,070)       (25,000)
   Net proceeds of long-term debt..........................         477,609        398,111
   Proceeds from detachable warrants.......................       1,012,605             --
                                                                 ----------    -----------

     Net cash provided by financing activities.............       1,090,144        373,111
                                                                 ----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents.......         603,176     (3,028,457)

Cash and Cash Equivalents, beginning of period.............         185,843      3,178,088
                                                                 ----------    -----------

Cash and Cash Equivalents, end of period...................      $  789,019    $   149,631
                                                                 ==========    ===========

                                 ROOM PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1:    BASIS OF PRESENTATION

           The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Room Plus, Inc. (the "Company"), as amended, as filed with the Securities and Exchange Commission.

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


Note 2:    INVENTORIES

           Inventories are stated at the lower of cost determined by the first-in, first-out method or market and consist of the following:

                                             September 30        December 31
                                                 1998                1997
                                             ------------        -----------

           Finished goods                     $1,629,192          $1,451,814
           Work in process                        90,100              25,258
           Raw materials                         484,655             427,254
                                              ----------          ----------
                                              $2,203,947          $1,904,326
                                              ==========          ==========

Note 3:    Restatement
           During the course of the Company's 1998 audit, certain year-end adjustments were recorded by the Company that related to 1998 interim quarters. For the nine and three months ended September 30, 1998, such adjustments amounted to $189,830, or $.04 per share, and $38,336, or $.01 per share, respectively.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Nine Months Ended September 30, 1998 and 1997

       Revenues for the nine months ended September 30, 1998 totaled $14,228,450 as compared to $12,145,971 for the nine months ended September 30, 1997, an increase of $2,082,479, or 17.1%. Existing store revenue increased $1,590,158, or 13.6%, as compared to September 30, 1997, while four new showrooms realized $642,321 in revenues during the same period and revenues were reduced $150,000 as a result of a store closing on June 30, 1998.

       Cost of goods sold totaled $5,954,324 for the first nine months of 1998 as compared to $5,029,014 for the first nine months of 1997. This increase of $925,310, or 18.4%, was primarily the result of the increase in revenues. Cost of goods sold increased as a percentage of revenues from 41.4% to 41.8%.

       Selling, general and administrative expenses totaled $8,607,783 for the first nine months of 1998 as compared to $9,270,965 for the first nine months of 1997. The decrease of $663,182, or 7.2%, was primarily the result of reduced advertising expenses, professional fees and certain store operating costs.

       Loss from operations for the period ended September 30, 1998 was 333,657, or 2.3% of revenues, as compared to a loss from operations of $2,154,008, or 17.7% of revenues, during the period ended September 30, 1997.

       Other expenses for the period ended September 30, 1998 were $222,848 as compared to $8,886 for September 30, 1997. The increase in other expenses of $213,962 is primarily due to an increase in net interest expense which was partially offset by a recovery of certain store closing costs. These changes result from the Company's utilization of its cash reserves and increased use of its borrowing facility, the noncash interest associated with the issuance of detachable warrants and the sale of leasehold improvements at one of its locations.

       For the first nine months of 1998, the Company recorded a net deferred income tax benefit of $45,000 compared to net deferred income tax benefits of $931,405 in 1997.

       Due to the combination of the preceding factors and a restatement of the prior two quarters of 1998, the Company realized a net loss of $511,505, or 3.6% of revenues, during the nine months ended September 30, 1998 as compared to a net loss of $1,231,489, or 10.1% of revenues, during the nine months ended September 30, 1997.


Three Months Ended September 30, 1998 and 1997

       Revenues for the three months ended September 30, 1998, totaled $5,224,239 as compared to $4,862,979 for the three months ended September 30 1997, an increase of $361,260, or 7.4%. There were no new showrooms opened during the three-month period ended September 30, 1998.

       Cost of goods sold for the three months ended September 30, 1998, were $1,990,576, or 38.1% of revenues, as compared to $2,009,492, or 41.3% of revenues, for the same period in 1997. The decrease in cost of goods sold as a percentage of revenues is primarily due to the increase in volume and production efficiencies.

       Selling, general and administrative expenses amounted to $3,022,937, or 57.9% of revenues, for the three months ended September 30, 1998, compared to $3,342,671, or 68.7% of revenues, for the three months ended September 30, 1997. The decrease of $319,734, or 9.6%, was primarily the result of reduced advertising expenses, professional fees and certain store operating costs.

       Earnings from operations for the period ended September 30, 1998 was $210,726, or 4.0% of revenues, as compared to a loss from operations of $(489,184), or (10.1%) of revenues, during the period ended September 30, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

       Other expenses for the three months ended September 30, 1998 were $65,475 as compared to income of $5,405 in the three months ended September 30, 1997. The primary reasons for the $70,879 net increase in other expenses was an increase in interest costs associated with the Company's borrowings and the noncash interest associated with the issuance of detachable warrants.

       In the three months ending September 30, 1998, the Company recorded a net deferred income tax provision of $60,000 compared to net deferred income tax benefits of $184,439 in 1997.

       As a result of the preceding factors, the Company realized net earnings of $85,251, or 1.6% of revenues, during the three months ended September 30, 1998 as compared to a net loss of $(299,340), or (6.2%) of revenues, during the three months ended September 30, 1997.

Liquidity and Capital Resources

       The Company had working capital of $1,201,087 at September 30, 1998, which represented a net change of $1,516,448 from the working capital deficit of $315,361 at December 31, 1997.

       The Company's operating activities used cash of $570,577 and $2,405,480 for the nine months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, cash was used primarily to finance inventory and reduce trade payables. For the nine months ended September 30, 1997, cash was used to primarily finance inventory and the initial costs for six new retail showrooms.

       The Company's investing activities provided (used) cash of $83,609 and $(996,088), for the nine months ended September 30, 1998 and 1997, respectively. The cash provided by the Company's investing activities for the nine months ended September 30, 1998, results primarily from funds received in connection with the closing of one of the Company's retail showrooms. The cash used by the Company's investing activities for the nine months ended September 30, 1997, was primarily the result of the acquisition of computerized machinery and equipment, which improved operating efficiency and lowered costs of manufacturing, and leasehold improvements for four new showrooms.

       The Company's financing activities provided cash of $1,090,144 and $373,111, for the nine months ended September 30, 1998 and 1997, respectively. The cash provided by the financing activities for the nine months ended September 30, 1998 was the result of a $1,500,000 two-year term loan from the Company's new Chairman of the Board of Directors, net of the repayment of the Company's bank line of credit and certain equipment financing arrangements. The cash provided by financing activities for the nine months ended September 30, 1997, was the result of capital leases which the Company used toward the purchase of machinery and equipment.

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

"Safe Harbor" Statement
Forward-looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and such forward-looking statements should not be considered guarantees of future performance. These statements are made under the "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company and an inability to arrange additional debt or equity financing..

                                 Exhibit No. 11

                                 ROOM PLUS, INC.
                 Computation of Earnings (Loss) per Common Share
                  (See Note 1 of Notes to Financial Statements)



                                                         Nine Months Ended September 30
                                                         ------------------------------
                                                             1998               1997
                                                         -----------        -----------
                                                          (Restated)
                                                          ----------
Basic and Diluted
   Net (loss) applicable to common stock                  $(511,505)        $(1,231,489)
                                                          =========         ===========

Shares
   Weighted average number of common shares outstanding   4,385,000           4,385,000

Basic and diluted earnings (loss) per common share        $    (.12)        $     (0.28)
                                                          =========         ===========



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